Form 10-K
period 1996-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1996-07-01
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
            (Exact name of registrant as specified in their charter)

          Delaware                                        13-3746339
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                              10022
- - ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       --------------
       Limited Partnership Interests and Beneficial Assignment Certificates

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     PART I

Item 1. Business.

General

     Independence Tax Credit Plus L.P. III (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The General Partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation.

     On June 7, 1994 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated June 7, 1994, (the "Prospectus").

     As of March 31, 1996 the Partnership has received $43,440,000 of Gross Proceeds of the Offering from 2,811 investors ("BACs holders"). The Offering was terminated on May 9, 1995. (Item 8, "Financial Statements and Supplementary Data," Note 10).

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1996 the Partnership acquired interests in fifteen Local Partnerships. As of March 31, 1996, approximately $20,730,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $5,484,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership has approximately $13,805,000 available for future investments.

     The Partnership has been formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objects of the Partnership are described below.

     1. Entitle qualified BACs holders to Housing Tax Credits over the Credit Period with respect to each Apartment Complex.

     2. Preserve and protect the Partnership's capital.

     3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

     4. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

     There can be no assurance that the Partnership will achieve its investment objectives as described above.

Competition

     The real estate business is highly competitive and substantially all of the properties acquired and to be acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. The Partnership will compete in the acquisition of properties with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership. In addition, the number of entities and the amount available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices to be paid. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 1996. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties may be found in
Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule

Name and Location                                Percentage of Units
(Number of Units)             Date Acquired       Occupied at May 1,
- - -----------------             -------------      --------------------
                                                 1996            1995
                                                 ----            ----
Edward Hotel
   Limited Partnership
   Los Angeles, CA (47)      November 1994        98%             0%*

Pacific-East L.P.
   Brooklyn, NY (39)         December 1994       100%             97%

Overtown Development
   Group, Ltd.
   Miami, FL (65)            December 1994        90%             86% (1)

Sumpter Commons
   Associates, L.P.          April 1995          100%              N/A
   Brooklyn, NY (21)

                           Local Partnership Schedule
                                  (continued)

Name and Location                                Percentage of Units
(Number of Units)             Date Acquired       Occupied at May 1,
- - -----------------             -------------      --------------------
Park Housing
   Limited Partnership       May 1995             86%              N/A
   Hartford, CT  (30)

Livingston Manor Urban
   Renewal Associates, L.P.  June 1995            34% (1)          N/A
   New Brunswick, NJ (50)

Jefferis Square Housing
   Partnership L.P.          June 1995             0%*             N/A
   Chester, PA (36)

2301 First Avenue
   Limited Partnership       August 1995          96%              N/A
   New York, NY (92)

Lewis Street
   Limited Partnership       October 1995          0%*             N/A
   Buffalo, NY (32)

Savannah Park Housing
   Limited Partnership       October 1995         92%              N/A
   Washington, DC  (64)

Brannon Group, L.C.          December 1995        96%              N/A
   Leisure City, FL (80)

Mansion Court Phase II
   Venture                   December 1995         0%*             N/A
   Philadelphia, PA (19)

Primm Place Partners, L.P.   December 1995         0%*             N/A
   St. Louis, MI (128)

BK-9-A Partners L.P.         December 1995       100%              N/A
   Brooklyn, NY (23)

BK-10K Partners L.P.         December 1995       100%              N/A
   Brooklyn, NY (21)

*Properties still in construction phase

(1)  Properties are in rent-up phase.

     The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low- and moderate-income housing. FmHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

     i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

     ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for
Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

     iii) Section 236 Program. As well as providing mortgage insurance, the
Section 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, interest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

     All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

     Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

     Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

     Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

     See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

     Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

     In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

     Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service, must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1996, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

     Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

     As of March 31, 1996 the Partnership has approximately 2,811 registered holders of an aggregate of 43,440 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000 are held by the General Partner.

     There are no material legal restrictions in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") on the ability of the Partnership to make distributions.

     The Partnership has made no distributions to the BACs holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on June 7, 1994. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                               Year Ended March 31
                                                        --------------------------------
OPERATIONS                                                    1996             1995
                                                        ---------------  ---------------
Revenues                                                $     2,289,930  $       489,375
Operating expenses                                            2,573,212          465,423
                                                        ---------------  ---------------

(Loss) income before minority interest                         (283,282)          23,952

Minority interest in loss of subsidiary partnerships                415              383
                                                        ---------------  ---------------

Net (loss) income                                       $      (282,867) $        24,335
                                                        ===============  ===============
Net (loss) income per weighted average BAC              $         (6.60) $          1.79
                                                        ===============  ===============


                                                     March 31
                                    -------------------------------------------
FINANCIAL POSITION                     1996            1995            1994
                                    -----------     -----------     -----------

Total assets                        $74,448,444     $35,005,729     $    51,010
                                    ===========     ===========     ===========
Total liabilities                   $34,647,450     $ 6,862,014     $   125,423
                                    ===========     ===========     ===========
Minority interest                   $ 1,346,916     $    95,670     $         0
                                    ===========     ===========     ===========
Total partners' capital             $38,454,078     $28,048,045     $   (74,413)
                                    ===========     ===========     ===========

     During the years ended March 31, 1996 and 1995 and the period December 23, 1993 (inception) through March 31, 1994, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 1996 and 1995 property and equipment increased approximately $28,600,000 and $6,800,000, respectively, construction in progress increased approximately $4,700,000 and $800,000, respectively, mortgage notes increased approximately $16,000,000 and $2,800,000, respectively, and construction notes increased approximately $6,000,000 and $2,200,000, respectively. For the years ended March 31, 1996 and 1995, there were increases in assets due to capital contributions which were not fully expended. For the years ended March 31, 1996 and 1995, minority interest increased due to capital contributions from local general partners.

Cash Distributions

     The Partnership has made no distributions to the BACs holders as of March 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds include (i) gross proceeds from the sale of BAC's and (ii) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to the Local Partnerships and (iii) working capital reserves in the original amount of 2.5% of gross proceeds raised and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

     The Partnership has received $43,440,000 in gross proceeds (of which $12,010,000 was raised during the year ended March 31, 1996) for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $34,535,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

     As of March 31, 1996, the Partnership has invested approximately $20,730,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,502,000) of net proceeds in fifteen Local Partnerships of which approximately $5,484,000 remains to be paid to the Local Partnerships (including approximately $2,746,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Twelve of the Local Partnerships were acquired during the year ended March 31, 1996 for a combined purchase price of approximately $17,067,000 (including approximately $1,934,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,226,000), of which approximately $5,261,000 remains to be paid. The Partnership has approximately $13,805,000 available for future investments. During the year ended March 31, 1996, approximately $13,374,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $2,468,000 was released from escrow). An additional $4,576,000 was placed into escrow for purchase price payments during the year ended March 31, 1996. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $274,000 during the year ended March 31, 1996.

     During the year ended march 31, 1996, cash and cash equivalents increased approximately $4,655,000. This increase is primarily due to capital contributions received of $12,010,000, proceeds from mortgage notes of $11,086,000, a decrease in investments available for sale of $8,498,000, proceeds from construction loans of $8,262,000 and cash provided by operations of $1,313,000 which exceeded construction in progress of $17,921,000, acquisition of property and equipment of $11,553,000, an increase in cash held in escrow for investing purposes of $3,733,000, an increase in offering costs of $1,321,000 an increase in deferred costs of $917,000 and an increase in deferred financing costs of $898,000. Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of approximately $656,000.

     A working capital reserve of approximately $1,086,000 has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1996, approximately $888,000 of this reserve remains unused. During the fiscal year ended March 31, 1996 part of this reserve was used to pay net upward price adjustments of approximately $274,000. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future.

     The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through the breakeven dates of each of the Local Partnerships. As of March 31, 1996, the gross amount of Development Deficit Guarantees for twelve Local Partnerships aggregated approximately $2,782,000, none of which have expired as of March 31, 1996. The gross amount of Development Deficit Guarantees for the remaining three Local Partnerships is not presently determinable. Such guarantees are defined in their respective agreements. As of March 31, 1996, $0 has been funded under the Development Deficit Guaranty Agreements. All current development deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $2,991,000, none of which have expired as of March 31, 1996. All current operating deficit guarantees expire within the next three years. As of March 31, 1996, $62,500 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect a material impact on liquidity, based on prior years' fundings.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of these Rent-Up Guarantees for the Local Partnerships aggregate approximately $1,326,000 of which approximately $542,000 have expired as of March 31, 1996. All current rent-up deficit guarantees expire within the next three years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset. Management does not expect a material impact on liquidity, based on prior years' fundings.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

     Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

     The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring".

     For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

     Since the maximum loss the Partnership would be liable for is its net investments in the respective local partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

     The following is a summary of the results of operations of the Partnership for the years ended March 31, 1996 (the 1995 Fiscal Year) and March 31, 1995 (the 1994 Fiscal Year).

     The net loss for the 1995 Fiscal Year totaled $282,867. The net income for the 1994 Fiscal Year totaled $24,335.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $920,294 and $105,155 Housing Tax Credits and $7,256,680 and $0 Historic Tax Credits during the 1995 and 1994 tax year, respectively.

     As of March 31, 1996 and 1995, the Partnership had acquired an interest in fifteen and three Local Partnerships, respectively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

     The Partnership's results of operations for the years ended March 31, 1996 and 1995 consisted primarily of (1) approximately $910,000 and $372,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen and three consolidated Local Partnerships, respectively.

     During the year ended March 31, 1996, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. For the year ended March 31, 1996 and 1995, five and two of the Partnership's fifteen and three consolidated properties, respectively, completed construction and were in various stages of rent up. One and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the year ended March 31, 1996 and 1995. In addition, one and zero of the properties had completed construction and were rented up in a previous fiscal year. Eight and one of the Partnership's fifteen and three properties, respectively, were still under construction as of March 31, 1996 and 1995, respectively.

     As of December 31, 1995, five of the fifteen consolidated properties had construction loans with a commitment for permanent financing. As of May 1, 1996, construction has been completed on seven of the Partnership's fifteen properties. Occupancy rates as of May 1, 1996 varied from 0% to 100%.

Results of Operations of Certain Local Partnerships

2301 First Avenue Limited Partnership

     2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. The property intends to compel the general contractor's insurance company to assume defense of the case under the contractor's insurance policy, which has larger limits. However, the building's insurance carrier does not believe that any claim paid will exceed the insurance coverage. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in 2301 First Avenue amounting to approximately $584,000.

Other

     The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

     There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 8. Financial Statements and Supplementary Data.

                                                                    Sequential
                                                                       Page
                                                                       ----

(a) 1.    Consolidated Financial Statements

          Independent Auditors' Report                                     14

          Consolidated Balance Sheets at March 31,
          1996 and 1995                                                    33

          Consolidated Statements of Operations for the years
          ended March 31, 1996 and 1995                                    34

          Consolidated Statements of Changes in Partners' Capital
          for the years ended March 31, 1996 and 1995 and the
          period December 23, 1993 (Inception) through March 31,
          1994                                                             35

          Consolidated Statements of Cash Flows for the years
          ended March 31, 1996 and 1995.                                   36

          Notes to Consolidated Financial Statements                       38

    [Letterhead of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners capital and cash flows for the years ended March 31, 1996 and 1995 (the 1995 and 1994 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (1995 Fiscal Year) and three (1994 Fiscal Year) subsidiary partnerships whose losses aggregated $573,825 and $201,377 for the years ended March 31, 1996 and 1995, respectively and whose assets constituted 70% and 25% of the Partnership's assets at March 31, 1996 and 1995, respectively presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III at March 31, 1996 and 1995, and its results of operations, changes in partners' capital and cash flows for the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.



/s/ Trien, Rosenberg, Felix,
    Rosenberg, Barr & Weinstein, LLP


TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINSTEIN, LLP


New York, New York
June 24, 1996

                  [HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of the Edward Hotel Limited Partnership as of December 31, l995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Edward Hotel Limited Partnership as of December 31, l995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ HOLTHOUSE CARLIN & VAN TRIGT LLP

February 5, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

     We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 1995, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 /s/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
January 23, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Pacific-East L.P.


     We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 1994, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  /s/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
February 2, 1995

                          [BDO SEIDMAN, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Overtown Development Group, Ltd.
(A Limited Partnership)
Miami Beach, Florida

We have audited the accompanying balance sheet of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            /s/ BDO SEIDMAN, LLP
                                                    Certified Public Accountants

Miami, Florida
January 25, 1996, except as to Note 3
  which is as of March 28, 1996

                            [BDO SEIDMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Overtown Development Group, Ltd.
(A Limited Partnership)
Miami Beach, Florida

We have audited the accompanying balance sheet of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 1994, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the period from September 1, 1994 (commencement of operations) to December 31, 1994. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. at December 31, 1994, and the results of its operations and its cash flows for the period from September 1, 1994 (commencement of operations) to December 31, 1994, in conformity with generally accepted accounting principles.

                                                                 /s/ BDO SEIDMAN
                                                    Certified Public Accountants

Miami, Florida
February 28, 1995

                    [LAWLOR, O'BRIEN & LESKOWICZ LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 1995, and the related statements of operations for the period (from commencement of operations) August 1, 1995 through December 31, 1995, changes in partners' capital and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 1995, and the results of its operations for the period (from commencement of operations) August 1, 1995 through December 31, 1995, changes in partners' equity and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                 /s/ LAWLOR, O'BRIEN & LESKOWICZ

West Paterson, New
February 27, 1996

                  [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To The Partners
Park Housing Limited Partnership

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 1995, and the related statements of income and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 1995 and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles.


/s/ KOSTIN, RUFFKESS & COMPANY, LLC

West Hartford, Connecticut
January 19, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Livingston Manor Urban Renewal Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 1995, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 29, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Jefferis Square Housing Partnership, L.P.
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 1995, and the related statements of changes in partners' equity and cash flows for the year then ended as more fully described in Note 1. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. at December 31, 1995, and the changes in its partners' equity and its cash flows for the year then ended as more fully described in Note 1 in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
March 13, 1996

                     [LESHKOWITZ & COMPANY, LLP LETTERHEAD]

                          Independent Auditor's Report

To the Partners of
 2301 First Avenue Limited Partnership:

     We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the period from April 1, 1995 (date of investor entry) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership at December 31, 1995, and the results of its operations, changes in partners' capital and its cash flows for the period from April 1, 1995 (date of investor entry) through December 31, 1995, in conformity with generally accepted accounting principles.

                                             /s/ LESHKOWITZ & COMPANY

March 7, 1996

                    [TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheet of Lewis Street Limited Partnership as of December 31, 1995 and the related statement of partners' equity for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 1995, in conformity with generally accepted accounting principles.


                                                /s/ TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
February 26, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Savannah Park Housing
  Limited Partnership

     We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the period from October 18, 1995 (date of investor entry) through December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' capital and cash flows for the period from October 18, 1995 (date of investor entry) through December 31, 1995, in conformity with generally accepted accounting principles.


                                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 31, 1996

                          [BDO SEIDMAN, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 1995, and the related statements of profit and loss, changes in members' capital accounts, and cash flows for the period from November 1, 1995 (commencement of operations) to December 31, 1995. These financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 1995, and the results of its operations and its cash flows for the period from November 1, 1995 (commencement of operations) to December 31, 1995, in conformity with generally accepted accounting principles.


                                                            /s/ BDO SEIDMAN, LLP
                                                    Certified Public Accountants

Miami, Florida
April 10, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


To the Partners of
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 1995, and the related statements of changes in partners' equity, and cash flows for the three months then ended as more fully explained in Note 1 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 1995, and changes in partners' equity and its cash flows for the three months then ended as more fully explained in Note 1 to the financial statements in conformity with generally accepted accounting principles.


                                                       J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
March 6, 1996

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 1995 and the related statements of partners' equity and cash flows for the month then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 1995 and its cash flows for the month then ended in conformity with generally accepted accounting principles;


                                           /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

February 14, 1995

                         [RAINES AND FISCHER LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for the nine months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1995, and the results of its operations, changes in its partners' capital and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.


                                                          /s/ RAINES AND FISCHER

New York, New York
February 26, 1996

                         [RAINES AND FISCHER LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of BK-1OK Partners, L.P.:

We have audited the accompanying balance sheet of BK-1OK Partners, L.P. (A New York Limited Partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for the nine months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1995, and the results of its operations, changes in its partners' capital and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.


                                                          /s/ RAINES AND FISCHER

New York, New York
February 26, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------
                      ASSETS

Property and equipment - at cost,
  less accumulated depreciation (Notes 2 and 4)      $ 35,436,367   $  6,808,654
Construction in progress                                5,532,919        819,291
Cash and cash equivalents (Notes 2 and 10)              9,333,536      4,678,955
Investments available for sale (Note 2)                11,502,412     20,000,000
Cash held in escrow (Note 5)                            9,406,563        784,705
Deferred costs, less accumulated
  amortization (Notes 2 and 6)                          2,302,208      1,801,454
Other assets                                              934,439        112,670
                                                     ------------   ------------

                                                     $ 74,448,444   $ 35,005,729
                                                     ============   ============

          LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 7)                   $ 18,790,300   $  2,806,313
   Construction loan payable (Note 7)                   8,261,957      2,214,890
   Accounts payable and other liabilities               3,070,015        339,781
   Due to local general partners and
     affiliates (Note 8)                                4,496,145      1,216,833
   Due to general partner and affiliates (Note 8)          29,033        284,197
                                                     ------------   ------------

                                                       34,647,450      6,862,014
                                                     ------------   ------------
Minority interest                                       1,346,916         95,670
                                                     ------------   ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital:
   Limited partners (100,000 BACs authorized;
     and 43,440 and 31,430 issued and outstanding in
     1996 and 1995, respectively) (Notes 1 and 2)      38,455,664     28,046,802
   General Partner                                         (1,586)         1,243
                                                     ------------   ------------

     Total partners' capital                           38,454,078     28,048,045
                                                     ------------   ------------

     Total liabilities and partners' capital         $ 74,448,444   $ 35,005,729
                                                     ============   ============




See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------

Revenues
   Rental income                                      $ 1,315,538    $   113,536
   Other income (principally interest
     on capital contributions)                            974,392        375,839
                                                      -----------    -----------
                                                        2,289,930        489,375
                                                      -----------    -----------

Expenses
   General and administrative                             676,153        117,249
   General and administrative-related
     parties (Note 8)                                     417,432        102,753
   Repairs and maintenance                                 96,978         21,770
   Operating and other                                    196,438         36,266
   Real estate taxes                                       26,095         23,803
   Insurance                                               80,571         15,552
   Financial, principally interest                        423,277        102,454
   Depreciation and amortization                          656,268         45,576
                                                      -----------    -----------
                                                        2,573,212        465,423
                                                      -----------    -----------

(Loss) income before minority interest                   (283,282)        23,952
Minority interest in loss of subsidiary partnerships          415            383
                                                      -----------    -----------
Net (loss) income                                     $  (282,867)   $    24,335
                                                      ===========    ===========
Net (loss) income per limited partnership interest    $  (280,038)   $    24,092
                                                      ===========    ===========
Weighted average number of BACs outstanding                42,407         13,470
                                                      ===========    ===========
Net (loss) income per weighted average BAC            $     (6.60)   $      1.79
                                                      ===========    ===========




See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD DECEMBER 23, 1993 (INCEPTION) THROUGH
           MARCH 31, 1994 AND THE YEARS ENDED MARCH 31, 1995 AND 1996


                                                     Limited          General
                                    Total           Partners          Partner
                                 ------------     ------------     ------------

Capital contributions            $      1,010     $         10     $      1,000

Offering costs                       (125,423)        (125,423)               0
                                 ------------     ------------     ------------

Partners' capital -
   March 31, 1994                    (124,413)        (125,413)           1,000
Capital contributions              31,430,000       31,430,000                0

Offering costs                     (3,281,877)      (3,281,877)               0

Net income                             24,335           24,092              243
                                 ------------     ------------     ------------

Partners' capital -
   March 31, 1995                  28,048,045       28,046,802            1,243
                                 ------------     ------------     ------------

Capital contributions              12,010,000       12,010,000                0

Offering costs                     (1,321,100)      (1,321,100)               0

Net loss                             (282,867)        (280,038)          (2,829)
                                 ------------     ------------     ------------

Partners' capital -
   March 31, 1996                $ 38,454,078     $ 38,455,664     $     (1,586)
                                 ============     ============     ============




See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      Years Ended March 31
                                                                  ----------------------------
                                                                      1996            1995
                                                                  ------------    ------------
Cash flows from operating activities:
   Net (loss) income                                              $   (282,867)   $     24,335
                                                                  ------------    ------------
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
   Depreciation and amortization                                       656,268          45,576
   Minority interest in loss of subsidiary partnerships                    415             383
   Increase in assets
     Cash held in escrow                                              (752,883)         (5,278)
     Other assets                                                     (821,769)       (112,670)
   Increase (decrease) in liabilities
     Accounts payable and other liabilities                          2,531,185         318,332
Increase in due to local general partners and affiliates                30,406          34,854
     Decrease in due to local general partners and affiliates          (79,307)              0
     Due to general partners and affiliates                             31,950           4,278
                                                                  ------------    ------------
Total adjustments                                                    1,596,265         285,475
                                                                  ------------    ------------
   Net cash provided by operating activities                         1,313,398         309,810
                                                                  ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                           (11,552,820)     (5,833,185)
   Decrease (increase) in investments available for sale             8,497,588     (20,000,000)
   Construction in progress                                        (17,921,132)       (819,291)
   Increase in cash held in escrow                                  (3,733,375)       (779,427)
   Deferred acquisition costs                                                0      (1,885,800)
   Increase in deferred costs                                         (916,737)        (70,865)
   Increase in accounts payable and other liabilities                        0          21,353
   Decrease in due to local general partners and affiliates           (335,905)        (21,353)
                                                                  ------------    ------------

   Net cash used in investing activities                           (25,962,381)    (29,388,568)
                                                                  ------------    ------------

Cash flows from financing activities:
   Capital contributions received                                   12,010,000      31,430,000
   Proceeds from mortgage notes                                     11,085,550       3,135,083
   Principal payments of mortgage notes                               (802,053)       (328,770)
Proceeds from construction loans                                     8,261,957       2,214,890
   Decrease (increase) in due to general partner and affiliates       (287,114)        154,592
   Increase in due to local general partners and affiliates            960,603         462,000
   Decrease in due to local general partners and affiliates           (306,880)              0
   Increase in offering costs                                       (1,321,100)     (3,281,877)
   Increase in deferred financing costs                               (898,230)       (124,502)
   Increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                 600,831          95,287
                                                                  ------------    ------------

   Net cash provided by financing activities                        29,303,564      33,756,703
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                                                    Years Ended March 31
                                                                              ------------------------------
                                                                                  1996              1995
                                                                              ------------      ------------
Net increase in cash and cash equivalents                                     $  4,654,581      $  4,677,945
Cash and cash equivalents at beginning of year                                   4,678,955             1,010
                                                                              ------------      ------------
Cash and cash equivalents at end of year                                      $  9,333,536      $  4,678,955
                                                                              ============      ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                                        $    533,435      $    102,830

Supplemental disclosure of noncash investing and financing activities:
Capitalization of acquisition costs                                           $  1,225,842      $    275,710

Development fees and other costs due to local general
partners and affiliates capitalized to property and equipment                 $          0      $    741,332

Construction in progress reclassified to property and equipment               $ 13,406,553      $          0

Increase in property and equipment through increase
   in due to local general partners and affiliates                            $  3,010,395      $          0

Increase in construction in progress through
   accounts payable and other liabilities                                     $    199,049      $          0

Mortage notes payable converted from
   construction notes payable                                                 $  2,214,890      $          0

Increase in escrow deposits funded through
   proceeds from mortgage notes payable                                       $  4,135,600      $          0

Reduction in mortgage notes payable assumed
   by a minority interest partner                                             $    650,000      $          0


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1 - General

     Independence Tax Credit Plus L.P. III (a Delaware Limited Partnership) (the "Partnership") was organized on December 23, 1993, and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

     The Partnership has acquired interests in fifteen Local Partnerships as of March 31, 1996.

     The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1996 the Partnership has raised a total of $43,440,000 representing 43,440 BACs.

     The terms of the Amended and Restated Agreement of the Limited Partnership provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.

NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Accounting

     The Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

     b) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and fifteen and three subsidiary partnerships for the years ended March 31, 1996 and 1995 (the 1995 and 1994 Fiscal Years), respectively, in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

     Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,200 and $1,700 for the years ended March 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (continued)

     c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

     d) Investments Available For Sale

     At inception, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. At March 31, 1996, the Company has classified its securities as available-for-sale.

     Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     At March 31, 1996, the Partnership's investments classified as investments available for sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

     e) Property and Equipment

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     f) Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (continued)

     g) Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs including brokerage and the nonaccountable expense allowance are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

     h) Deferred Acquisition Costs

     Acquisition costs and fees incurred in connection with the proposed purchase of interests in certain subsidiary partnerships have been deferred. In the event these partnerships are acquired, these amounts will be capitalized as property costs. If the subsidiary partnerships are not acquired, these amounts will be charged to operations.

     i) Loss Contingencies

     The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

     j) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     k) Accounting Pronouncements Not Yet Implemented

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     The estimated fair values of the Partnership's mortgage note payable and construction loan payable are as follows:

                                                            March 31, 1996
                                                     ---------------------------
                                                      Carrying
Mortgage Notes Payable for which it is:                Amount         Fair Value
                                                     -----------     -----------
Practicable to estimate fair value                   $ 6,831,785     $ 6,814,870
Not Practicable                                      $11,958,515             (a)

Construction Loans Payable for which it is:

Practicable to estimate fair value                   $ 1,449,527     $ 1,359,215
Not Practicable                                      $ 6,812,430             (a)

(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 4 - Property and Equipment

     The components of property and equipment and their estimated useful lives are as follows:

                                               March 31               Estimated
                                     -----------------------------  Useful Lives
                                        1996              1995         (Years)
                                     -----------       -----------  ------------

Land                                 $ 1,184,481       $   338,087          -
Building and improvements             34,509,701         6,292,796       20-40
Furniture and fixtures                   351,655           219,344       6-12
                                     -----------       -----------

                                      36,045,837         6,850,227
Less:  Accumulated depreciation          609,470            41,573
                                     -----------       -----------
                                     $35,436,367       $ 6,808,654
                                     ===========       ===========

     Included in property and equipment for the year ended March 31, 1996 and 1995 was $1,501,552 and $275,710, respectively, of acquisition fees paid to the General Partner and $845,223 and $177,070 of acquisition expenses as of March 31, 1996 and 1995, respectively. In addition, as of March 31, 1996 and 1995, building and improvements and construction in progress includes $418,579 and $127,855, respectively, of capitalized interest.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $5,148,029 and $833,738 to the local general partners and affiliates as of March 31, 1996 and 1995, respectively. Such fees have been included in the cost of property and equipment.

     Depreciation expense for the year ended March 31, 1996 and 1995 amounted to $567,897 and $41,573, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                                               March 31
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Purchase price payments*                              $2,745,731      $  637,500
Construction                                           5,770,166         131,502
Real estate taxes, insurance and other                   758,161           5,278
Reserve for replacements                                 132,505          10,425
                                                      ----------      ----------

                                                      $9,406,563      $  784,705
                                                      ==========      ==========

     *Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 6 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:


                                        March 31,       March 31,
                                          1996             1995         Period
                                       ----------       ----------   -----------
Financing costs                        $1,022,732       $  124,502        *
Deferred acquisition costs              1,234,452        1,610,090       **
Organization costs                        137,398           70,865    60 months
                                       ----------       ----------
                                        2,394,582        1,805,457
Less:  Accumulated amortization            92,374            4,003
                                       ----------       ----------

                                       $2,302,208       $1,801,454
                                       ==========       ==========

*Over the life of the related mortgages.

**Will be capitalized as part of the cost of future acquisitions.

     Amortization expense for the year ended March 31, 1996 and 1995 amounted to $88,371 and $4,003, respectively.


NOTE 7 - Mortgage and Construction Notes Payable

     The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $33,000 including principal and interest at rates varying from 0% to 10.5% per annum, through the year 2033. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

     Annual principal payment requirements, as of March 31, 1996 for each of the next five fiscal years and thereafter, are as follows:

              Fiscal Year Ending                                Amount
              ------------------                                ------

                   1995                                     $     735,248
                   1996                                         1,487,659
                   1997                                           183,631
                   1998                                           195,146
                   1999                                           202,260
                   Thereafter                                  15,986,356
                                                            -------------
                                                            $  18,790,300
                                                            =============

     The mortgage agreements require monthly deposits to replacement reserves of approximately $6,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 7 - Mortgage and Construction Notes Payable(continued)

     As of December 31, 1995, six subsidiary partnerships have construction loan commitments totaling approximately $11,683,000. As of December 31, 1995, such loans have an outstanding balance of approximately $8,262,000.

     In addition, the Department of Housing and Urban Development has committed to provide an Upfront Grant totaling $4,160,000 towards the construction and development of one Local Partnership, No grant funds were utilized by the Local Partnership as of December 31, 1995.

NOTE 8 - Related Party Transactions

     An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

     The General Partner and its affiliates perform services for the Partnership. The costs incurred for the year ended March 31, 1996 are as follows:

     A) Acquisition Fees and Expenses

     The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closing, for its services in connection with the selection and evaluation of Local Partnerships. Such fees are capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of March 31, 1996 and 1995, $2,606,400 and $1,885,800, respectively, of such costs have been incurred.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receives their pro-rata share of profits, losses and tax credits.

     B) Public Offering Costs

     Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering expenses. Related Equities Corporation, the Dealer Manager is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a non-accountable marketing expense allowance are considered offering expenses. These costs are charged directly to limited partners' capital. As of March 31, 1996 and 1995, offering costs totaled $1,470,400 and $1,050,050, respectively, and along with selling commissions (see
Note 8(c)) were charged directly to limited partner's capital.

     C) Selling Commissions and Fees

     The Partnership will pay up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation, an affiliate of the General Partner. Through March 31, 1996 and 1995, $3,258,000 and $2,357,250, respectively, was paid or incurred to Related Equities Corporation and then fully reallocated to other broker/dealers.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

     D) Guarantees

     The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through the breakeven dates of each of the Local Partnerships. As of March 31, 1996, the gross amount of Development Deficit Guarantees of twelve Local Partnerships aggregated approximately $2,782,000, none of which have expired as of March 31, 1996. The gross amount of Development Deficit Guarantee of the remaining three properties is not presently determinable. Such guarantees are defined in their respective agreements. As of March 31, 1996, $0 has been funded under the Development Deficit Guaranty Agreements. Amounts received under development deficit guarantees from the developers of the properties purchased by the Partnership are treated as a reduction of the asset.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $2,991,000, none of which have expired as of March 31, 1996. All current operating deficit guarantees expire within the next three years. As of March 31, 1996, $62,500 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of these Rent-Up Guarantees for the Local Partnerships aggregate approximately $1,326,000 of which approximately $542,000 and $0 have expired as of March 31, 1996 and 1995, respectively. There has not been any fundings under these guaranty agreements. Amounts received under rental guarantees from the sellers of the properties purchased by the Partnership are treated as a reduction of the asset.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     E) Other Related Party Expenses

     The costs incurred to related parties for the year ended March 31, 1996 were as follows:

                                                    Year Ended March 31
                                              -----------------------------
                                                   1996           1995
                                              -----------      ------------
  Partnership management fees (a)             $   245,805      $     43,764
  Expense reimbursement (b)                        79,409            50,989
  Property management fees (c)                     75,718             8,000
  Local administrative fees (d)                    16,500                 0
                                              -----------      ------------

                                              $   417,432       $   102,753
                                              ===========      ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

     (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

     (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

     (c) Property management fees incurred by Local Partnerships amounted to $94,682 and $10,678 for the years ended March 31, 1996 and 1995, respectively. Of these fees $75,718 and $8,000 were incurred to affiliates of the subsidiary partnerships' General Partner.

     (d) Independence SLP III L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

     F) Due to Local General Partners and Affiliates

     Due to local general partners and affiliates consists of the following:

                                                        December 31,
                                             ------------------------------
                                                 1995              1994
                                             ------------      ------------

  Operating advances                         $     32,445      $    174,354
  Development fee payable                       3,089,099           404,074
  Other capitalized costs                         155,120           322,500
  Construction costs payable                      281,061           315,905
  General Partner distributions                   110,000                 0
  General Partner loan payable (i)                 97,571                 0
  Construction advances                           650,901                 0
  Management and other operating fees              79,948                 0
                                             ------------      ------------

                                             $  4,496,145      $  1,216,833
                                             ============      ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

    (i) General Partner loan payable consist of the following:

    Sumpter Commons Associates, L.P. -                        $     97,571
      This loan bears interest at 8% per annum and is         ============
      expected to be paid in 1996.


     Interest incurred on General Partner loan payable amounted to approximately $2,600 for the year ended March 31, 1996.

NOTE 9 - Income Taxes

     A reconciliation of the financial statement net income to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                        For the Year Ended          For the Year Ended
                                                        December 31, 1995           December 31, 1994
                                                          -------------                -----------
 Financial statement
   net (loss) income                                      $    (282,867)               $    24,335

Differences between depreciation and amortization
   expense records for financial reporting
   purposes and the accelerated costs recovery
   system utilized for income tax purposes                      (37,001)                       497

 Differences resulting from parent
   company having a different fiscal
   year for income tax and financial
   reporting purposes                                            78,935                   (124,879)

 Tax exempt interest income                                    (937,526)                  (171,485)

 Other, including accruals for financial reporting not
   deductible for tax purposes until paid                        94,112                      5,116
                                                          -------------                -----------

 Net loss as shown on the income tax return
   for the calendar year ended                            $  (1,084,347)               $  (266,416)
                                                          =============                ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 10 - Commitments and Contingencies

     a) Subsidiary Partnerships - Litigation

     2301 First Avenue Limited Partnership

     2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. The subsidiary partnership intends to compel the general contractor's insurance company to assume defense of the case under the contractor's insurance policy, which has larger limits. However, the building's insurance carrier does not believe that any claim paid will exceed the insurance coverage. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in 2301 First Avenue amounting to approximately $584,000.

     b) Leases

     One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years and monthly rent payments of $1,449.

     c) Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $8,151,000 at March 31, 1996.

     d) Other

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 40% of the properties are located in any single state. The Partnership intends to purchase additional properties which may further diversify its portfolio. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $920,294 and $105,155 Housing Tax Credits and $7,256,680 and $0 Historic Tax Credits during the 1995 and 1994 tax year, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence Associates III L.P., the General Partner. Certain information concerning the directors and executive officers of Related Independence Associates III Inc. ("RIAI III"), the sole general partner of the General Partner, is set forth below.

         Name                           Position
         ----                           --------

         Stephen M. Ross                Director

         J. Michael Fried               President and Director

         Alan P. Hirmes                 Senior Vice President

         Stuart J. Boesky               Vice President

         Ryne A. Nishimi                Vice President

         Marc D. Schnitzer              Vice President

         Lawrence J. Lipton             Assistant Vice President and Treasurer

         Robert Bordonaro               Assistant Vice President

         Lynn A. McMahon                Secretary

         Susan J. McGuire               Assistant Secretary

     STEPHEN M. ROSS, 56, is a Director of RIAI III. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 52, is President of RIAI III. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 41, is a Senior Vice President of RIAI III. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY,40, is a Vice President of RIAI III. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RYNE A. NISHIMI, 37, is a Vice President of RIAI III. Mr. Nishimi is a Senior Vice President of and serves as the National Sales Manager for Related Capital Corporation and has held other positions in marketing since joining Capital in 1983. From 1981 to 1983, Mr. Nishimi worked for Fox & Carskadon Financial Corporation as a Marketing Manager in their real estate syndication operation. Mr. Nishimi graduated from Santa Clara University School of Business Administration with a Bachelor of Science degree.

     MARC D. SCHNITZER, 35, is a Vice President of RIAI III. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of RIAI III. Mr. Lipton is also a controller of The Related Companies, L.P. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

     ROBERT BORDONARO, 42, is an Assistant Vice President of RIAI III. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

     LYNN A. McMAHON, 40, is Secretary of RIAI III. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     SUSAN J. McGUIRE, 49, is Assistant Secretary of RIAI III. Since January 1977 she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City. Ms. McGuire attended Queensboro Community College.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an accountable expense reimbursement and Subordinated Disposition Fees to the General Partners and/or their affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in
Item 8 above, which is incorporated herein by reference.

     Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


                                    Name and Address of               Amount and Nature of              Percentage
Title of Class                      Beneficial Ownership              Beneficial Ownership                of Class
- - --------------                      --------------------              --------------------                --------
General Partnership                 Related Independence              $1,000 capital contribution           98%
Interest in the Partnership         Associates III L.P.               -directly owned
                                    625 Madison Avenue
                                    New York, NY 10022

                                    Independence SLP III L.P.         $10 capital contribution               2%
                                    625 Madison Avenue                -directly owned
                                    New York, NY 10022

     Independence SLP III L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

     No person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.

Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

     The firm of Battle Fowler renders legal services to the Partnership. Martin
L. Edelman, a former director, is counsel to Battle Fowler.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                    Sequential
                                                                       Page
                                                                    ----------

(a) 1.    Consolidated Financial Statements

          Independent Auditors' Report                                     14

          Consolidated Balance Sheets at March 31, 1996 and 1995           33

          Consolidated Statements of Operations for the
          years ended March 31, 1996 and 1995                              34

          Consolidated Statements of Changes in Partners' Capital for
          the years ended March 31, 1996 and 1995 and the period
          December 23, 1993 (Inception) through March 31, 1994             35

          Consolidated Statements of Cash Flows for the years ended
          March 31, 1996 and 1995                                          36

          Notes to Consolidated Financial Statements                       38

(a) 2.    Consolidated Financial Statement Schedules

          Independent Auditors' Report                                     57

          Schedule I - Condensed Financial Information of Registrant       58
          Schedule III - Real Estate and Accumulated Depreciation          61

          All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules (continued), and Reports on Form 8-K. (Continued)

                                                                    Sequential
                                                                       Page
                                                                    ----------

(a)    3.     Exhibits

     (3A)      Agreement of Limited Partnership of
               Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

     (3B)      Form of Amended and Restated Agreement
               of Limited Partnership of Independence
               Tax Credit Plus L.P. III, attached to
               the Prospectus as Exhibit A**

     (3C)      Certificate of Limited Partnership of
               Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

     (10A)     Form of Subscription Agreement attached
               to the Prospectus as Exhibit B**

     (10B)     Escrow Agreement between Independence
               Tax Credit Plus L.P. III and Bankers
               Trust Company*

     (10C)     Form of Purchase and Sales Agreement
               pertaining to the Partnership's
               acquisition of Local Partnership
               Interests*

     (10D)     Form of Amended and Restated Agreement
               of Limited Partnership of Local
               Partnerships*

     (22A)     Subsidiaries of the Registrant                              64

     (27)      Financial Data Schedule (filed herewith)                    65


               *Incorporated herein as an exhibit by
               reference to exhibits filed with
               Post-Effective Amendment No. 4 to the
               Registration Statement on Form S-11
               Registration No. 33-37704

               **Incorporated herein as an exhibit by
               reference to exhibits filed with
               Post-Effective Amendment No. 8 to the
               Registration Statement on Form S-11
               Registration No. 33-37704

(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.

     Supplemental Information to be furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report to security holders covering the Registrant's last fiscal year nor any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   (Registrant)



                            By: RELATED INDEPENDENCE ASSOCIATES III L.P. a General Partner


                            By: RELATED INDEPENDENCE ASSOCIATES III INC. a General Partner



Date: June 28, 1996                By:   /s/ J. Michael Fried
                                         -----------------------------
                                         J. Michael Fried
                                         President and Director
                                         (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                         Title                         Date
- - -----------------------  -------------------------------------    -------------


                         President and Chief Executive Officer
/s/ J. Michael Fried     (principal executive officer) and
- - -----------------------  Director of Related Independence
J. Michael Fried         Associates III Inc.                      June 28, 1996



/s/ Lawrence J. Lipton   Treasurer (principal financial and
- - -----------------------  accounting officer) of Related
Lawrence J. Lipton       Independence Associates III Inc.         June 28, 1996



/s/ Stephen M. Ross      Director of Related Independence
- - -----------------------  Associates III Inc.                      June 28, 1996
Stephen M. Ross

    [Letterhead of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP]


                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries included in the Form 10-K as presented in our opinion dated June 24, 1996 on pages 14 and 15, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995 and 1994 Fiscal Years. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated statements, the financial data required to be set forth therein.



/s/ Trien, Rosenberg, Felix,
    Rosenberg, Barr & Weinberg, LLP


TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINSTEIN, LLP


New York, New York
June 24, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                              March 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------      -----------

Cash and cash equivalents                           $ 5,928,019      $ 3,808,610
Investments available for sale                       11,502,412       20,000,000
Investment in subsidiary partnerships                14,335,128        1,563,994
Cash held in escrow                                   2,745,731          637,500
Due from subsidiary partnerships                      2,531,814          701,321
Other assets                                          1,423,107        1,657,590
                                                    -----------      -----------

   Total assets                                     $38,466,211      $28,369,015
                                                    ===========      ===========



                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                $    10,033     $   284,197
Other liabilities                                          2,100          36,773
                                                     -----------     -----------

   Total liabilities                                      12,133         320,970


Partners' capital                                     38,454,078      28,048,045
                                                     -----------     -----------

Total liabilities and partners' capital              $38,466,211     $28,369,015
                                                     ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Year Ended March 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     ---------
Revenues

   Interest income                                      $ 927,746     $ 373,756
   Other                                                       50             0
                                                        ---------     ---------

   Total revenues                                         927,796       373,756
                                                        =========     =========

Expenses

   Administrative and management                          284,381        51,174
   Administrative and management-related parties          325,214        94,753
   Amortization                                            10,000         2,500
                                                        ---------     ---------

   Total Expenses                                         619,595       148,427
                                                        ---------     ---------

   Income from operations                                 308,201       225,329

   Equity in loss of subsidiary partnerships             (591,068)     (200,994)
                                                        ---------     ---------

Net (loss) income                                       $(282,867)    $  24,335
                                                        =========     =========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Year Ended March 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Cash flows from operating activities:

Net (loss) income                                  $   (282,867)   $     24,335
                                                   ------------    ------------

Adjustments to reconcile net loss to net cash
  (used in) operating activities:

   Equity in loss of subsidiary partnerships            591,068         200,994
   Due from subsidiary partnerships                  (1,830,493)       (701,321)
   Decrease (increase) in other assets                  234,483      (1,657,590)
Increase (decrease) in liabilities
   Due to general partners and affiliates              (274,164)        158,870
   Other liabilities                                    (34,673)         36,677
                                                   ------------    ------------

   Total adjustments                                 (1,313,779)     (1,962,370)
                                                   ------------    ------------

   Net cash used in operating activities             (1,596,646)     (1,938,035)
                                                   ------------    ------------

Cash flows from investing activities:

   (Increase) decrease in investments
     available for sale                               8,497,588     (20,000,000)
   Capital contributions                             12,010,000      31,430,000
   Offering costs                                    (1,321,100)     (3,281,877)
   Investments in subsidiary partnerships           (13,362,202)     (1,764,988)
   Cash held in escrow                               (2,108,231)       (637,500)
                                                   ------------    ------------

   Net cash provided by investing activities          3,716,055       5,745,635
                                                   ------------    ------------

Net increase in cash and cash equivalents             2,119,409       3,807,600

Cash and cash equivalents, beginning of year          3,808,610           1,010
                                                   ------------    ------------

Cash and cash equivalents, end of year             $  5,928,019    $  3,808,610
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996

                                                                                      Cost
                                                 Initial Cost to Partnership      Capitalized
                                                 ---------------------------       Subsequent to
                                                                  Buildings and    Acquisition:
       Description          Encumbrances          Land            Improvements     Improvements
       -----------          ------------          ----            ------------     ------------
Apartment Complexes

Edward Hotel Limited          $2,281,959      $   275,000         $   591,240       $2,544,394
   Partnership
   Los Angeles, CA
Pacific East, L.P.             2,182,930            1,950           3,125,584          137,117
   Brooklyn, NY
Overtown Development           1,503,146           52,284           2,627,099          128,568
   Group, Ltd.
   Miami, FL
Sumpter Commons                1,253,898              500           1,862,916           44,544
   Associates, L.P.
Park Housing Limited             766,131            5,000           2,343,351           44,544
   Partnership
Livingston Manor Urban         2,859,817          119,988           7,047,532           44,544
   Renewal Associates, L.P.
Jefferis Square Housing          817,403           55,158                   0           44,544
   Partnership, L.P.
2301 First Avenue Limited      5,558,532           64,350           5,818,269           44,544
   Partnership
Lewis Street Limited             109,918            7,000                   0           44,544
   Partnership
Savannah Park Housing          1,171,546                0           2,049,888           44,544
   Limited Partnership



                                                                                                                      Life on which
                            Gross Amount at which Carried At Close of Period                    Year of              Depreciation in
                           --------------------------------------------------                     Con-                Latest Income
                                            Buildings and                        Accumulated   struction/    Date      Statement is
       Description           Land            Improvements          Total         Depreciation  Renovation  Acquired   Computed(a)(b)
       -----------           ----            ------------          -----         ------------  ----------  --------   --------------
Apartment Complexes

Edward Hotel Limited       $280,178           $3,130,456         $3,410,634        $44,055      1994-95    November            40
   Partnership                                                                                             1994
   Los Angeles, CA
Pacific East, L.P.            7,128            3,257,523          3,264,651        169,016      1994-95    December           27.5
   Brooklyn, NY                                                                                            1994
Overtown Development         57,462            2,750,489          2,807,951         90,600      1994-95    December            40
   Group, Ltd.                                                                                             1994
   Miami, FL
Sumpter Commons               2,727            1,905,233          1,907,960         26,358      1995-96    April 1995         27.5
   Associates, L.P.
Park Housing Limited          7,227            2,385,668          2,392,895          5,561      1995-96    May 1995           27.5
   Partnership
Livingston Manor Urban      122,215            7,089,849          7,212,064          1,177      1995-96    June 1995           40
   Renewal Associates, L.P.
Jefferis Square Housing      57,385               42,317             99,702          1,177      1995-96    June 1995          27.5
   Partnership, L.P.
2301 First Avenue Limited    66,577            5,860,586          5,927,163        167,102      1995-96    August 1995        27.5
   Partnership
Lewis Street Limited          9,227               42,317             51,544          1,177      1995-96    October 1995       27.5
   Partnership
Savannah Park Housing         2,227            2,092,205          2,094,432         17,042      1995-96    October 1995       27.5
   Limited Partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996


                                                                                      Cost
                                                 Initial Cost to Partnership      Capitalized
                                                 ---------------------------       Subsequent to
                                                                  Buildings and    Acquisition:
       Description          Encumbrances          Land            Improvements     Improvements
       -----------          ------------          ----            ------------     ------------
Apartment Complexes

Brannon Group, L.C.            1,500,000          380,000           2,598,402           44,544

Mansion Court Phase II                 0            1,732             339,661           44,544
   Venture
Primm Place Partners, L.P.     4,450,787          168,258                   0           44,544

BK-9-A Partners L.P.           1,247,996                0           1,517,313           44,544

BK-10K Partnres L.P.           1,348,194           11,000           1,637,762           44,537

                             -----------      -----------         -----------      -----------

                             $27,052,257      $ 1,142,220         $31,559,017      $ 3,344,600
                             ===========      ===========         ===========      ===========


                                                                                                                      Life on which
                            Gross Amount at which Carried At Close of Period                    Year of              Depreciation in
                           --------------------------------------------------                     Con-                Latest Income
                                            Buildings and                        Accumulated   struction/    Date      Statement is
       Description           Land            Improvements          Total         Depreciation  Renovation  Acquired   Computed(a)(b)
       -----------           ----            ------------          -----         ------------  ----------  --------   --------------
Apartment Complexes

Brannon Group, L.C.            382,227          2,640,719           3,022,946         12,429    1995-96    December          20 - 40
                                                                                                           1995
Mansion Court Phase II           3,959            381,978             385,937          1,177    1995-96    December           27.5
   Venture                                                                                                 1995
Primm Place Partners, L.P.     170,485             42,317             212,802          1,177    1995-96    December           27.5
                                                                                                           1995
BK-9-A Partners L.P.             2,227          1,559,630           1,561,857         33,624    1995-96    December           27.5
                                                                                                           1995
BK-10K Partnres L.P.            13,230          1,680,069           1,693,299         37,798    1995-96    December           27.5
                                                                                                           1995
                           -----------        -----------         -----------    -----------

                           $ 1,184,481        $34,861,356         $36,045,837    $   609,470
                           ===========        ===========         ===========    ===========


(a) Depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Personal property is depreciated primarily by the straight line method over the estimated useful lives of 6 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III

                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 31, 1996


                                           Cost of
                                   Property and Equipment     Accumulated Depreciation
                                   ----------------------     ------------------------
                                                  Year Ended March 31
                                 -----------------------------------------------------
                                    1996          1995          1996          1995
                                 -----------   -----------   -----------   -----------
Balance at beginning of period   $ 6,850,227   $         0   $    41,573   $         0
Additions during period:
   Improvements                   29,206,145     6,850,227
   Depreciation expense              567,897        41,573
Reductions during period:
   Dispositions                            0             0             0             0
                                 -----------   -----------   -----------   -----------
Balance at end of period         $36,056,372   $ 6,850,227   $   609,470   $    41,573
                                 ===========   ===========   ===========   ===========

At the time the local partnerships were acquired by Independence Tax Credit Plus III Limited Partnership, the entire purchase price paid by Independence Tax Credit Plus III Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.