Form 10-Q
period 1996-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1996-11-14
CIK 924124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                      13-3746339
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                           10022
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                               September 30,     March 31,
                                                                                  1996             1996
                                                                               -----------       -----------

Property and equipment at cost, net of accumulated depreciation
   of $1,147,262 and $609,470, respectively                                    $37,141,247       $35,436,367
Construction in progress                                                         9,330,676         5,532,919
Cash and cash equivalents                                                        8,420,624         9,333,536
Investments available for sale                                                  10,100,000        11,502,412
Cash held in escrow                                                              7,463,783         9,406,563
Deferred costs, net of accumulated amortization of $117,454 and
   $92,374, respectively                                                         2,271,990         2,302,208
Other assets                                                                     1,562,150           934,439
                                                                               -----------       -----------

   Total assets                                                                $76,290,470       $74,448,444
                                                                               ===========       ===========
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                                      $20,918,308       $18,790,300
   Construction loan payable                                                     9,890,337         8,261,957
   Accounts payable and other liabilities                                        2,949,626         3,070,015
   Due to local general partners and affiliates                                  3,147,352         4,496,145
   Due to general partner and affiliates                                           153,920            29,033
                                                                               -----------       -----------

     Total liabilities                                                          37,059,543        34,647,450
                                                                               -----------       -----------

Minority interest                                                                1,329,650         1,346,916
                                                                               -----------       -----------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (43,440 BACs
     issued and outstanding)                                                    37,908,391        38,455,664
   General partner                                                                  (7,114)           (1,586)
                                                                               -----------       -----------

     Total partners' capital                                                    37,901,277        38,454,078
                                                                               -----------       -----------

     Total liabilities and partners' capital                                   $76,290,470       $74,448,444
                                                                               ===========       ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                Six Months Ended
                                                      September 30,                     September 30,
                                             ----------------------------      -----------------------------
                                                1996              1995            1996              1995
                                             -----------       ----------      -----------        ----------
Revenues
   Rental income                             $  614,647        $  119,150      $ 1,201,897        $  251,206
   Other income
     (principally interest on
     capital contributions)                     175,716           208,411          357,679           500,376
                                             -----------       ----------      -----------        ----------
   Total revenues                               790,363           327,561        1,559,576           751,582
                                             -----------       ----------      -----------        ----------

Expenses

   General and administrative                   274,960           108,674          534,597           256,917
   General and administrative-
     related parties (Note 2)                   114,359            78,892          242,186           137,572
   Repairs and maintenance                       78,781            16,826          133,958            32,542
   Operating and other                           79,288             8,623          229,951            23,599
   Real estate taxes                             24,451               200           40,958             1,806
   Insurance                                     25,045            11,714           74,257            24,202
   Financial, principally interest              145,790            18,326          294,077            44,320
   Depreciation and amortization                312,096            72,079          562,872           143,359
                                             -----------       ----------      -----------        ----------

   Total expenses                             1,054,770           315,334        2,112,856           664,317
                                             -----------       ----------      -----------        ----------

Net income (loss) before minority interest     (264,407)           12,227         (553,280)           87,265

Minority interest in loss of
   subsidiary partnerships                          452               356              479               530
                                             -----------       ----------      -----------        ----------

Net income (loss)                            $ (263,955)       $   12,583      $  (552,801)       $   87,795
                                             ===========       ==========      ===========        ==========
Net income (loss)-limited partners           $ (261,315)       $   12,457      $  (547,273)       $   86,917
                                             ===========       ==========      ===========        ==========
Weighted average number of
   BAC's outstanding                             43,440            43,440           43,440            41,374
                                             ===========       ==========      ===========        ==========
Net income (loss) per weighted
   average BAC                               $     (6.02)      $      .29      $    (12.60)       $     2.10
                                             ===========       ==========      ===========        ==========





See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)




                                                               Total      Limited Partners  General Partner
                                                            -----------   ----------------  ---------------

Partners' capital - April 1, 1996                           $38,454,078       $38,455,664    $      (1,586)

Net loss                                                       (552,801)         (547,273)          (5,528)
                                                            -----------       -----------    -------------

Partners' capital - September 30, 1996                      $37,901,277       $37,908,391    $      (7,114)
                                                            ===========       ===========    =============















See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                               Six Months Ended September 30,
                                                                               ------------------------------
                                                                                 1996                1995
                                                                               -----------    ---------------
Cash flows from operating activities:

Net income (loss)                                                            $    (552,801)   $       87,795
Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                   562,872           143,359
   Minority interest in loss of subsidiaries                                          (479)             (530)
   (Decrease) increase in accounts payable and other liabilities                  (457,315)           17,640
   Increase in cash held in escrow                                                 (21,033)          (66,134)
   Increase in other assets                                                       (627,711)          (14,609)
   Increase in due to local general partners and affiliates                         47,919           135,846
   Decrease in due to local general partners and affiliates                       (142,326)         (124,208)
   Increase in due to general partner and affiliates                               124,887            27,159
                                                                             -------------    --------------
     Total adjustments                                                            (513,186)          118,523
                                                                             -------------    --------------

   Net cash (used in) provided by operating activities                          (1,065,987)          206,318
                                                                             -------------    --------------

Cash flows from investing activities:
   Acquisition of property and equipment                                          (207,585)       (2,369,424)
   Decrease (increase) in investments available for sale                         1,402,412        (2,000,000)
   Increase in construction in progress                                         (5,832,844)       (5,609,027)
   Decrease (increase) in cash held in escrow                                    1,963,813          (936,129)
   Decrease (increase) in deferred costs                                            28,330          (987,038)
   Increase (decrease) in accounts payable and other liabilities                   336,926            (1,121)
   Increase in due to local general partners and affiliates                         42,792         1,053,436
   Decrease in due to local general partners and affiliates                     (1,297,178)         (335,905)
                                                                             -------------    --------------

   Net cash used in investing activities                                        (3,563,334)      (11,185,208)
                                                                             -------------    --------------

Cash flows from financing activities:
   Proceeds from mortgage notes                                                  3,038,686         1,317,495
   Repayments of mortgage notes                                                   (910,678)         (787,345)
   Proceeds from construction loans                                              2,466,603         2,260,610
   Repayments of construction loans                                               (838,223)          (26,680)
   Capital contributions received                                                        0        12,010,000
   Decrease in due to general partner and affiliates                                     0          (314,300)
   Decrease in accounts payable and other liabilities                                    0           (34,758)
   Increase in offering costs                                                            0        (1,321,100)
   Increase in deferred costs                                                      (23,192)                0
   (Decrease) increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                             (16,787)          650,013
                                                                             -------------    --------------
   Net cash provided by financing activities                                     3,716,409        13,753,935
                                                                             -------------    --------------




See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (continued)
                                   (Unaudited)



                                                                             Six Months Ended September 30,
                                                                             ------------------------------
                                                                                1996              1995
                                                                             -------------    -------------
Net (decrease) increase in cash and cash equivalents                        $     (912,912)        2,775,045

Cash and cash equivalents at beginning of year                                   9,333,536         4,678,955
                                                                             -------------    --------------

Cash and cash equivalents at end of period                                   $   8,420,624    $    7,454,000
                                                                             =============    ==============


Supplemental disclosure of noncash investing and financing activities:
   Capitalization of deferred acquisition costs                                          0           585,971
   Conversion of construction loan to mortgage note payable                              0         2,188,210
   Property and equipment reclassified from construction in progress             2,035,087                 0






















See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1  -     General

              Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993, and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

              The Partnership's business is to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

              As of September 30, 1996, the Partnership has acquired a limited partnership interest in fifteen subsidiary partnerships and anticipates acquiring a limited partnership interest in additional subsidiary partnerships in the future. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

              The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The offering terminated as of May 9, 1995. As of September 30, 1996 the Partnership raised a total of $43,440,000, representing 43,440 BACs.

              The terms of the Amended and Restated Agreement of Limited Partnership of the Partnership ("Partnership Agreement") provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

              The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

              All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $1,608, and $151, and $4,013 and $416 for the three and six months ended September 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 1  -     General (continued)

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

              The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and changes in cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.

NOTE 2  -         Related Party Transactions

              An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

              The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties are as follows:

              A)  Acquisition Fees and Expenses

                  The General Partner is entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of September 30, 1996 and March 31, 1996, $2,606,400 of such costs have been incurred, of which $1,501,552 at each date has been capitalized.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 2  -         Related Party Transactions (continued)

              B)  Public Offering Costs

                  Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting and registration fees are considered organization and offering expenses. These costs have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of both September 30, 1996 and March 31, 1996, offering costs totalled $1,470,400, and along with selling commissions (see Note 2C) are charged directly to limited partners' capital.

              C)  Selling Commissions and Fees

                  The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests such amounts were fully reallowed to the other broker/dealers. As of both September 30, 1996 and March 31, 1996, $3,258,000 was paid or incurred to Related Equities Corporation and then fully reallowed to other unaffiliated broker/dealers.

              D)  Other Related Party Expenses

                  The costs incurred to related parties for the three and six months ended September 30, 1996 and 1995 were as follows:

                                                    Three Months Ended               Six Months Ended
                                                      September 30,                    September 30,
                                               --------------------------         --------------------------
                                                 1996              1995              1996           1995
                                               --------           -------         --------          --------
              Partnership management
                fees (a)                       $ 61,430           $45,101         $122,881          $ 73,459
              Expense reimbursement (b)          21,595            27,865           57,825            51,805
              Property management fees (c)       27,334             5,926           53,480            12,308
              Local administrative fees (d)       4,000                 0            8,000                 0
                                               --------           -------         --------          --------

                                               $114,359           $78,892         $242,186          $137,572
                                               ========           =======         ========          ========

                  (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 2  -         Related Party Transactions (continued)

to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $131,000 and $8,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996, respectively.

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

                  (c) Property management fees incurred by Local Partnerships amounted to $37,640 and $11,976, and $72,276 and $18,358 for the three and six months ended September 30, 1996 and 1995, respectively. Of these fees $27,334 and $5,926, and $53,480 and $12,308 were incurred to affiliates of the subsidiary partnerships' general partner.

                  (d) Independence SLP III, L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.


NOTE 3  -     Commitments and Contingencies

              There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

NOTE 4 -      Subsequent Events

              The Partnership has invested in one Local Partnership during the period October 1, 1996 to November 13, 1996.


                  Partnership Name            Equity Investment          Units
                  ----------------            -----------------          -----

                  Aspen-Olive Associates           $  2,179,699             22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

              The Partnership's primary source of funds is the proceeds of its offering. Other sources of funds include interest earned on such proceeds which will be invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve in the original amount of 2.5% of gross equity raised. The offering terminated as of May 9, 1995. The Partnership has received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $34,535,000 after payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

              As of September 30, 1996, the Partnership has invested approximately $20,722,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,502,000) of net proceeds in fifteen Local Partnerships of which approximately $3,751,000 remains to be paid to the Local Partnerships (including approximately $2,091,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership has approximately $13,813,000 available for future investments. During the six months ended September 30, 1996, approximately $1,724,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $730,000 was released from escrow). An additional $75,000 was placed into escrow for purchase price payments during the six months ended September 30, 1996. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in purchase price of approximately $8,700 during the six months ended September 30, 1996.

              For the six months ended September 30, 1996, cash and cash equivalents for the Partnership and its fifteen consolidated properties decreased approximately $913,000 primarily due to cash used in operating activities ($1,066,000), an increase in construction in progress ($5,833,000), acquisitions of property and equipment ($208,000) and a decrease in due to local general partners and affiliates ($1,254,000) which exceeded net proceeds from mortgage and construction loans ($3,756,000), a decrease in cash held in escrow from investing activities ($1,964,000), a decrease in investments available for sale ($1,402,000) and an increase in accounts payable and other liabilities related to investing activities ($337,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization in the amount of approximately $563,000.

              A working capital reserve in the amount of approximately $1,086,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at September 30, 1996 and March 31, 1996 was approximately $1,086,000 and $888,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the six months ended September 30, 1996 and 1995, the Partnership received cash flow distributions from operations of the Local Partnerships of approximately $2,000 and $0, respectively. Management anticipates they will continue to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

              The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

              The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $2,952,000 as of September 30, 1996.

              The Partnership has also negotiated rent-up guaranty agreements in which the Local General Partners agreed to pay a liquidated damage if predetermined occupancy rates are not achieved.

              The development deficit, operating deficit and the rent-up guaranty agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

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

              The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

              For discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. The resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

              Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn on the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
---------------------

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              As of September 30, 1996 and 1995, the Partnership had acquired an interest in fifteen and eight Local Partnerships, fifteen and seven of which were consolidated, respectively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

              The Partnership's results of operations for the three and six months ended September 30, 1996 and 1995 consisted primarily of (1) approximately $142,000 and $193,000, and $298,000 and $471,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen of fifteen and three of seven consolidated Local Partnerships, respectively.

              For the three and six months ended September 30, 1996 as compared to 1995, rental income and all categories of expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. Other income decreased approximately $33,000 and $143,000 for the three and six months ended September 30, 1996 as compared to 1995, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships.

              For the three months ended September 30, 1996 and 1995, one and zero of the Partnership's fifteen and seven consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, three and one of the properties had completed construction in a previous fiscal quarter, and were in various stages of rent up for the three months. Also, seven and one of the properties completed construction and were rented up in a previous fiscal quarter. For the six months ended September 30, 1996 and 1995, four and zero of the Partnership's fifteen and seven consolidated properties completed construction, and were in various stages of rent up. In addition, zero and two of the properties had completed construction in a previous fiscal year, and were in various stages of rent up for the six months. Also, seven and zero of the properties had completed construction and were fully rented up in a previous fiscal year. As of the end of the three and six months ended September 30, 1996 and 1995, four and five of the Partnership's fifteen and seven consolidated properties, respectively, were still under construction and five and three of the properties, respectively, had construction loans with commitments for permanent financing as of September 30, 1996 and 1995.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (4) Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

                      (10A) Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

                      (10B) Escrow Agreement between the Partnership and the Escrow Agent**

                      (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

                      (10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

                      (27)     Financial Data Schedule (filed herewith)


                      * Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

                      ** Filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 of the Partnership (File No. 33-73766) and incorporated herein by reference thereto.


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INDEPENDENCE TAX CREDIT PLUS L.P. III
                               -------------------------------------
                               (Registrant)


                               By: RELATED INDEPENDENCE ASSOCIATES III L.P., a General Partner


                               By: RELATED INDEPENDENCE ASSOCIATES III INC., a General Partner



Date:  November 13, 1996              By:   /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes,
                                            Vice President
                                            (principal financial officer)



Date:  November 13, 1996              By:   /s/ Richard A. Palermo
                                            ----------------------
                                            Richard A. Palermo,
                                            Treasurer
                                            (principal accounting officer)