Form 10-Q
period 1996-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1997-02-14
CIK 924124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934



                         Commission File Number 0-24650



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)



          Delaware                                 13-3746339
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


625 Madison Avenue, New York, New York               10022
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 ============      ============
                                                 December 31,        March 31,
                                                     1996              1996
                                                 ------------      ------------

ASSETS
Property and equipment at cost,
   net of accumulated depreciation
   of $1,522,570 and $609,470,
   respectively                                  $ 45,172,961      $ 35,436,367
Construction in progress                            4,676,494         5,532,919
Cash and cash equivalents                           5,213,058         9,333,536
Investments available for sale                      9,500,000        11,502,412
Cash held in escrow                                 8,819,161         9,406,563
Deferred costs, net of accumulated
   amortization of $129,494 and
   $92,374, respectively                            2,136,322         2,302,208
Other assets                                          992,826           934,439
                                                 ------------      ------------
   Total assets                                  $ 76,510,822      $ 74,448,444
                                                 ============      ============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage notes payable                        $ 21,884,602      $ 18,790,300
   Construction loan payable                        9,618,160         8,261,957
   Accounts payable and other
   liabilities                                      2,736,628         3,070,015
   Due to local general partners and
      affiliates                                    3,322,052         4,496,145
   Due to general partner and
      affiliates                                      107,213            29,033
                                                 ------------      ------------
      Total liabilities                            37,668,655        34,647,450
                                                 ------------      ------------
Minority interest                                   1,384,613         1,346,916
                                                 ------------      ------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (43,440 BACs
      issued and outstanding)                      37,469,105        38,455,664
   General partner                                    (11,551)           (1,586)
                                                 ------------      ------------
      Total partners' capital                      37,457,554        38,454,078
                                                 ------------      ------------
      Total liabilities and partners'
        capital                                  $ 76,510,822      $ 74,448,444
                                                 ============      ============



           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                          ========================    ==========================
                             Three Months Ended           Nine Months Ended
                                December 31,                December 31,
                          ------------------------    --------------------------
                             1996          1995          1996           1995
                          ------------------------    --------------------------
Revenues
 Rental income            $  559,059    $  618,317    $ 1,760,956    $   869,523
 Other income
  (principally
  interest on capital
  contributions)             172,404       294,784        530,083        795,160
                          ----------    ----------    -----------    -----------
 Total revenues              731,463       913,101      2,291,039      1,664,683
                          ----------    ----------    -----------    -----------
Expenses
 General and
  administrative             285,966       169,395        820,563        426,312
 General and
  administrative-
  related parties
  (Note 2)                   144,007       151,558        386,193        289,130
 Repairs and
  maintenance                102,654        43,323        236,612         75,865
 Operating and
  other                       44,654        67,196        274,605         90,795
 Real estate taxes            19,092        22,809         60,050         24,615
 Insurance                    48,071        40,751        122,328         64,953
 Financial, principally
  interest                   143,605       178,095        437,682        222,415
 Depreciation and
  amortization               387,348       236,195        950,220        379,554
                          ----------    ----------    -----------    -----------
 Total expenses            1,175,397       909,322      3,288,253      1,573,639
                          ----------    ----------    -----------    -----------
Net income (loss)
 before minority
 interest                   (443,934)        3,779       (997,214)        91,044

Minority interest in
 (income) loss of
 subsidiary
 partnerships                    211          (390)           690            140
                          ----------    ----------    -----------    -----------
Net income
 (loss)                   $ (443,723)   $    3,389    $  (996,524)   $    91,184
                          ==========    ==========    ===========    ===========

Net income (loss) -
 limited partners         $ (439,286)   $    3,355    $  (986,559)   $    90,272
                          ==========    ==========    ===========    ===========

Weighted average
 number of BACs
 outstanding                  43,440        43,440         43,440         42,065
                          ==========    ==========    ===========    ===========

Net income (loss)
per weighted
 average BAC              $   (10.11)   $      .08    $    (22.71)   $      2.15
                          ==========    ==========    ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                             ==================================================
                                                   Limited             General
                                 Total             Partners            Partner
                             --------------------------------------------------
Partners' capital -
 April 1, 1996               $38,454,078         $38,455,664        $   (1,586)
Net loss                        (996,524)           (986,559)           (9,965)
                             -----------         -----------         ---------
Partners' capital -
 December 31, 1996           $37,457,554         $37,469,105         $ (11,551)
                             ===========         ===========         =========



           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)


                                                    ============================
                                                        Nine Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       1996            1995
                                                    ---------------------------
Cash flows from operating activities:

Net income (loss)                                 $   (996,524)    $     91,184
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
   Depreciation and amortization                       950,220          379,554
   Minority interest in loss of
      subsidiaries                                        (690)            (140)
   (Decrease) increase in accounts
      payable and other liabilities                   (732,095)         447,823
   Decrease (increase) in cash
      held in escrow                                    42,905         (193,785)
   Increase in other assets                            (58,387)         (51,031)
   Increase in due to local general
      partners and affiliates                           62,992          282,621
   Decrease in due to local general
      partners and affiliates                         (141,575)        (264,354)
   Increase in due to general partner
      and affiliates                                    78,180           90,441
                                                    ----------      -----------
      Total adjustments                                201,550          691,129
                                                    ----------      -----------
   Net cash (used in) provided by
      operating activities                            (794,974)         782,313
                                                    ----------      -----------

Cash flows used in investing activities:
   Acquisition of property and
      equipment                                     (1,842,910)     (15,722,938)
   Decrease in investments
      available for sale                             2,002,412        5,400,000
   Increase in construction in progress             (7,797,398)      (8,546,318)
   Decrease (increase) in cash held
      in escrow                                        544,497       (2,518,187)
   Decrease (increase) in deferred costs                13,997       (1,251,339)
   Increase in accounts payable
      and other liabilities                            398,708          644,008
   Increase in due to local general
      partners and affiliates                          454,055        2,062,503
   Decrease in due to local general
      partners and affiliates                       (1,549,565)        (401,879)
                                                    ----------      -----------

   Net cash used in investing activities            (7,776,204)     (20,334,150)
                                                    ----------      -----------


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                                    ============================
                                                        Nine Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       1996            1995
                                                    ---------------------------
Cash flows provided by financing activities:
   Proceeds from mortgage notes                      4,026,715       10,047,794
   Repayments of mortgage notes                       (932,413)        (794,635)
   Proceeds from construction loans                  2,554,522        2,877,061
   Repayments of construction loans                 (1,198,319)         (26,680)
   Capital contributions received                            0       12,010,000
   Decrease in due to general partner
      and affiliates                                         0         (314,300)
   Increase in deferred costs                          (38,192)         (84,109)
   Increase in offering costs                                0       (1,321,100)
   Increase in capitalization
      of consolidated subsidiaries
      attributable to minority interest                 38,387          146,897
                                                  ------------     ------------
   Net cash provided by financing
      activities                                     4,450,700       22,540,928
                                                  ------------     ------------

Net (decrease) increase in cash and
   cash equivalents                                 (4,120,478)       2,989,091
Cash and cash equivalents at
   beginning of period                               9,333,536        4,678,955
                                                  ------------     ------------
Cash and cash equivalents at
   end of period                                  $  5,213,058     $  7,668,046
                                                  ============     ============

Supplemental disclosures of noncash
   investing and financing activities:
   Capitalization of deferred
      acquisition costs                                152,961        1,225,842
   Conversion of construction notes
      payable to mortgage notes payable                      0        2,188,210
   Property and equipment reclassified
      from construction in progress                  8,653,823        1,846,616


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)



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

As of December 31, 1996, the Partnership has acquired a limited partnership interest in sixteen subsidiary partnerships, one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment and anticipates acquiring a limited partnership interest in additional subsidiary partnerships in the future. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The offering terminated as of May 9, 1995. As of December 31, 1996 the Partnership raised a total of $43,440,000, representing 43,440 BACs.

The terms of the Amended and Restated Agreement of Limited Partnership of the Partnership ("Partnership Agreement") provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)




Note 1 - General (continued)


All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $3,763 and $1,290 and $7,776 and $1,706 for the three and nine months ended December 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)


Note 1 - General (continued)

provisions for loss on impairment of assets or reduction to estimated fair value.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and changes in cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties are as follows:

A)  Acquisition Fees and Expenses
The General Partner is entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of both December 31, 1996 and March 31, 1996, $2,606,400 of such costs have been incurred, of which $1,962,092 and $1,501,552, respectively, have been capitalized.

B)  Public Offering Costs
Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

and registration fees are considered organization and offering expenses. These costs have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of both December 31, 1996 and March 31, 1996, offering costs totalled $1,470,400, and along with selling commissions (see Note 2C) are charged directly to limited partners' capital.

C)  Selling Commissions and Fees
The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests such amounts were fully reallowed to the other broker/dealers. As of both December 31, 1996 and March 31, 1996, $3,258,000 was paid or incurred to Related Equities Corporation and then fully reallowed to other unaffiliated broker/dealers.

D)  Other Related Party Expenses
The costs incurred to related parties for the three and nine months ended December 31, 1996 and 1995 were as follows:

                                  Three Months Ended         Nine Months Ended
                                      December 31,              December 31,
                                    1996        1995          1996        1995
                                 ---------------------     ---------------------
Partnership
 management
 fees (a)                        $ 73,934     $109,892     $196,815     $183,351
Expense
 reimburse-
 ment (b)                          37,249        9,604       95,074       61,409
Property manage-
 ment fees (c)                     28,824       32,062       82,304       44,370
Local adminis-
 trative fees (d)                   4,000            0       12,000            0
                                 --------     --------     --------     --------
                                 $144,007     $151,558     $386,193     $289,130
                                 ========     ========     ========     ========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $205,000 and $8,000 were accrued and unpaid as of December 31, 1996 and March 31, 1996, respectively.

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

(c) Property management fees incurred by Local Partnerships amounted to $41,311 and $35,390 and $113,587 and $53,748 for the three and nine months ended December 31, 1996 and 1995, respectively. Of these fees $28,824 and $32,062 and $82,304 and $44,370 were incurred to affiliates of the subsidiary partnerships' general partner.

(d) Independence SLP III, L.P., a special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

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

As of December 31, 1996, the Partnership has invested approximately $22,623,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,645,000) of net proceeds in sixteen Local Partnerships of which approximately $3,332,000 remains to be paid to the Local Partnerships (including approximately $2,071,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. One Local Partnership was acquired during the nine months ended December 31, 1996 for a combined purchase price of approximately $2,180,000 (not including acquisition fees of approximately $153,000) of which approximately $608,000 remains to be paid. The Partnership has approximately $11,912,000 available for future investments. During the nine months ended
December 31, 1996, approximately $4,170,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $825,000 was released from escrow). An additional $150,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1996. In addition, during the nine months ended December 31, 1996, approximately
$1,260,000 was placed into escrow for the potential acquisition of a Local Partnership. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in purchase price of approximately $8,700 during the nine months ended December 31, 1996.

For the nine months ended December 31, 1996, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships decreased approximately $4,120,000 primarily due to cash used in operating activities ($795,000), an increase in construction in progress ($7,797,000), acquisitions of property and equipment ($1,843,000) and a decrease in due to local general partners and affiliates relating to investing activities ($1,096,000) which exceeded net proceeds from mortgage and construction loans ($4,451,000), a decrease in cash held in escrow from investing activities ($544,000), a decrease in investments available for sale ($2,002,000) and an increase in accounts payable and other liabilities relating to investing activities ($399,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $950,000.

A working capital reserve in the amount of approximately $1,086,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at December 31, 1996 and March 31, 1996 was approximately $979,000 and $888,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the nine months ended December 31, 1996 and 1995, the Partnership received cash flow distributions from operations of the Local Partnerships amounting to approximately $2,000 and $0, respectively. Management anticipates continuing to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $3,060,000 as of December 31, 1996.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn on the national economy. The Partnership has invested the proceeds of its offering in seventeen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

As of December 31, 1996 and 1995, the Partnership had acquired an interest in sixteen and fifteen Local Partnerships, fifteen and ten of which were consolidated, respectively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 1996 and 1995 consisted primarily of (1) approximately $130,000 and $266,000, and $428,000 and $737,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in thirteen of fifteen and seven of ten consolidated Local Partnerships, respectively.

For the nine months ended December 31, 1996 as compared to 1995, rental income and all categories of expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. For the three months ended December 31, 1996 as compared to 1995, rental income and operating and other, real estate taxes and financial expenses decreased primarily due to an understatement of such income and expenses at one Local Partnership in the second quarter of 1995 which was corrected in the third quarter of 1995. Other income decreased approximately $122,000 and $265,000 for the three and nine months ended December 31, 1996 as compared to 1995, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships.

For the three months ended December 31, 1996 and 1995, one and one of the Partnership's fifteen and ten consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, one and one of the properties had completed construction in a previous fiscal quarter, and were in various stages of rent up for the three months. Also, ten and three of the properties had completed construction and were fully rented up in a previous fiscal quarter. For the nine months ended December 31, 1996 and 1995, five and three of the Partnership's fifteen and ten consolidated properties completed construction, and were in various stages of rent up. In addition, zero and two of the properties had completed construction in a previous fiscal year, and were in various stages of rent up for the nine months. Also, seven and zero of the properties had completed construction and were fully rented up in a previous fiscal year. As of the end of the three and nine months ended December 31, 1996 and 1995, three and five of the Partnership's fifteen and ten consolidated properties, respectively, were still under construction and five and three of the properties, respectively, had construction loans with commitments for permanent financing as of December 31, 1996 and 1995.

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


                       INDEPENDENCE TAX CREDIT PLUS L.P. III
                       -------------------------------------
                                    (Registrant)


                              By: RELATED INDEPENDENCE
                                  ASSOCIATES III L.P., a General Partner

                              By: RELATED INDEPENDENCE
                                  ASSOCIATES III INC., a General Partner


Date: February 13, 1997

                                  By:  /s/ Alan P. Hirmes
                                       ----------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date: February 13, 1997

                                  By:  /s/ Richard A. Palermo
                                       ----------------------
                                       Richard A. Palermo,
                                       Treasurer
                                       (principal accounting officer)