Form 10-K
period 1997-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1997-07-07
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Limited Partnership Interests and Beneficial Assignment Certificates

          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page 70
Page 1 of 81

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

     On June 7, 1994, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated June 7, 1994 (the "Prospectus").

     As of March 31, 1997, the Partnership has received $43,440,000 of Gross Proceeds of the Offering from 2,810 investors ("BACs holders"). The Offering was terminated on May 9, 1995. (Item 8, "Financial Statements and Supplementary Data," Note 1).

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1997, the Partnership acquired interests in seventeen Local Partnerships, one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment. As of March 31, 1997, approximately $26,824,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,962,000) of net proceeds has been invested in seventeen Local Partnerships of which approximately $5,846,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership has approximately $7,711,000 available for future investments.

     The Partnership has been formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objects of the Partnership are described below.

     1. Entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

     There can be no assurance that the Partnership will achieve its investment objectives as described above.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 35% of the properties are located in any single state. The Partnership intends to purchase additional properties which may further diversify its portfolio. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 98.99% limited partnership interest in seventeen Local Partnerships as of March 31, 1997. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule

Name and Location                                 Percentage of Units
(Number of Units)            Date Acquired                  Occupied at May 1,
-----------------            -------------        -----------------------------
                                                       1997     1996      1995
                                                       ----     ----      ----
Edward Hotel
   Limited Partnership
   Los Angeles, CA (47)      November 1994             100%     98%        0%*

Pacific-East L.P.
   Brooklyn, NY (39)         December 1994              97%    100%       97%

Overtown Development
   Group, Ltd.
   Miami, FL (65)            December 1994              89%     90%       86%(1)

Sumpter Commons
   Associates, L.P.          April 1995                 95%    100%        0%*
   Brooklyn, NY (21)

Park Housing
   Limited Partnership       May 1995                   97%     86%(1)
   Hartford, CT (30)

Livingston Manor Urban
   Renewal Associates, L.P.  June 1995                  94%     34%(1)
   New Brunswick, NJ (50)

Jefferis Square Housing
   Partnership L.P.          June 1995                  97%      0%*
   Chester, PA (36)

2301 First Avenue
   Limited Partnership       August 1995                97%     96%
   New York, NY (92)

                           Local Partnership Schedule
                                   (continued)
Name and Location                                 Percentage of Units
(Number of Units)            Date Acquired                  Occupied at May 1,
-----------------            -------------        -----------------------------
                                                       1997     1996      1995
                                                       ----     ----      ----
Lewis Street L.P.            October 1995              100%      0%*
   Buffalo, NY (32)

Savannah Park Housing
   Limited Partnership       October 1995               77%     92%
   Washington, DC (64)

Brannon Group, L.C           December 1995              95%     96%
   Leisure City, FL (80)

Mansion Court Phase II
   Venture                   December 1995             100%      0%*
   Philadelphia, PA (19)

Primm Place Partners, L.P.   December 1995              31%*     0%*
   St. Louis, MI (128)

BK-9-A Partners L.P.         December 1995             100%    100%
   Brooklyn, NY (23)

BK-10K Partners L.P.         December 1995              91%    100%
   Brooklyn, NY (21)

Aspen-Olive Associates
   Philadelphia, PA (22)     October 1996                0%*

West Mill Creek Associates
    III L.P.
   Philadelphia, PA (72)     January 1997                0%*


*Properties still in construction phase.

(1)  Properties are in rent-up phase.

     The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. The U.S. Department of Housing and Urban Development ("HUD"), through FHA, administers a variety of subsidies for low- and moderate-income housing. FHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance,
(ii) rental subsidies and (iii) reduction of mortgage interest payments.

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

Item 3. Legal Proceedings.

     This information is incorporated by reference to the discussion of 2301 First Avenue and Lewis Street in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                                          PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1997, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

     As of June 12, 1997, the Partnership has approximately 2,810 registered holders of an aggregate of 43,440 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

     There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

     The Partnership has made no distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interests of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interest and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on June 7, 1994. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

OPERATIONS                                         Year Ended March 31
----------                          -------------------------------------------
                                          1997            1996            1995
                                     -----------     -----------     -----------
Revenues                             $ 3,420,191     $ 2,289,930     $   489,375
Operating expenses                     4,840,028       2,573,212         465,423
                                     -----------     -----------     -----------

Net income (loss)  before
  minority interest                   (1,419,837)       (283,282)         23,952

Minority interest in loss of
  subsidiary partnerships                  2,563             415             383
                                     -----------     -----------     -----------

Net income (loss)                    $(1,417,274)    $  (282,867)    $    24,335
                                     ===========     ===========     ===========

Net income (loss) per
  weighted average BAC               $    (32.30)    $     (6.60)    $      1.79
                                     ===========     ===========     ===========


FINANCIAL POSITION                                March 31
                          -----------------------------------------------------
                              1997          1996          1995          1994
                          -----------   -----------   -----------   -----------
Total assets              $76,809,088   $74,448,444   $35,005,729   $    51,010
                          ===========   ===========   ===========   ===========

Total liabilities         $38,050,750   $34,647,450   $ 6,862,014   $   125,423
                          ===========   ===========   ===========   ===========

Minority interest         $ 1,721,534   $ 1,346,916   $    95,670   $         0
                          ===========   ===========   ===========   ===========

Total partners' capital   $37,036,804   $38,454,078   $28,048,045   $   (74,413)
                          ===========   ===========   ===========   ===========

     During the years ended March 31, 1997, 1996 and 1995, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 1997, 1996 and 1995 property and equipment increased approximately $11,600,000 and $28,600,000 and $6,800,000 respectively, construction in progress increased approximately $600,000 and $4,700,000 and $800,000, respectively, and mortgage notes increased approximately $4,900,000, $16,000,000 and $2,800,000, respectively. For the years ended March 31, 1996 and 1995, construction notes increased approximately $600,000 and $2,200,000, respectively. For the years ended March 31, 1996 and 1995, the increase in assets was also due to capital contributions which were not fully expended. For the year ended March 31, 1997, the increase in property and equipment and construction in progress was partially offset by a decrease in cash and cash equivalents, investments available for sale and cash held in escrow as a result of the funding of such acquisitions and construction. For the years ended March 31, 1997, 1996 and 1995, minority interest increased due to capital contributions from local general partners.

Cash Distributions

     The Partnership has made no distributions to the BACs holders as of March 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to the Local Partnerships and (ii) working capital reserves in the original amount of 2.5% of gross proceeds raised and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

     The Partnership has received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $34,535,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

     As of March 31, 1997, the Partnership has invested approximately $26,824,000 (including approximately $2,950,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,962,000) of net proceeds in seventeen Local Partnerships of which approximately $5,846,000 remains to be paid to the Local Partnerships (including approximately $1,645,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Two of the Local Partnerships were acquired during the year ended March 31, 1997 for a combined purchase price of approximately $6,228,000 not including acquisition fees of approximately $470,000, of which approximately $3,549,000 remains to be paid. The Partnership has approximately $7,711,000 available for future investments. During the year ended March 31, 1997, approximately $5,857,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $1,251,000 was released from escrow). An additional $150,000 was placed into escrow for purchase price payments during the year ended March 31, 1997. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in purchase price of approximately $8,700 during the year ended March 31, 1997.

     During the year ended March 31, 1997, cash and cash equivalents decreased approximately $1,760,000. This decrease is primarily due to construction in progress of $10,810,000, acquisition of property and equipment of $875,000, a net decrease in due to local general partners and affiliates relating to investing and financing activities of $1,122,000, a decrease in accounts payable and other liabilities of $1,479,000 and an increase in due from general partner and affiliates of $317,000 which exceeded net cash provided by operating activities of $160,000, net proceeds from mortgage notes and construction loans of $4,820,000, a decrease in investments available for sale of $5,002,000, a decrease in cash held in escrow of $2,478,000 and an increase in capitalization of consolidated subsidiaries attributable to minority interest of $377,000.

     A working capital reserve of approximately $1,086,000 has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1997 and 1996, approximately $872,000 and $888,000, respectively, of this reserve remained unused The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future.

     The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through the breakeven dates of each of the Local Partnerships. As of March 31, 1997, 1996 and 1995 the gross amounts of Development Deficit Guarantees for two, two and one Local Partnerships aggregated approximately $2,782,000, $2,782,000 and $302,000, respectively, none of which have expired as of March 31, 1997, 1996 and 1995. Such guarantees are defined in their respective agreements. As of March 31, 1997, 1996 and 1995, $10,000, $0 and $0 has been funded under the Development Deficit Guaranty Agreements. All current development deficit guarantees expire within the next three years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1997, 1996 and 1995, the gross amounts of the Operating Deficit Guarantees aggregates approximately $3,360,000, $2,991,000 and $393,000, respectively, none of which have expired as of March 31, 1997, 1996 and 1995. All current operating deficit guarantees expire within the next three years. As of March 31, 1997, 1996 and 1995, approximately $323,000, $62,500 and $0, respectively, has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect a material impact on liquidity, based on prior years' fundings.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 1997, 1996 and 1995, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregate approximately $1,326,000, $1,326,000 and $938,000, respectively, of which approximately $542,000, $542,000 and $0 have expired as of March 31, 1997, 1996 and 1995, respectively. All current rent-up deficit guarantees expire within the next three years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset. Management does not expect a material impact on liquidity, based on prior years' fundings.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     Partnership management fees owed to the General Partner amounting to approximately $245,000 and $8,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

     For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

     Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in seventeen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     The following is a summary of the results of operations of the Partnership for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years).

     The net loss for the 1996 and 1995 Fiscal Years aggregated $1,417,274 and $282,867,respectively. The net income for the 1994 Fiscal Year totaled $24,335.

     The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,386,725, $920,294 and $105,155 Housing Tax Credits and $0, $1,451,336 and $0 Historic Tax Credits during the 1996, 1995 and 1994 tax years, respectively.

1996 vs. 1995

     As of March 31, 1997 and 1996, the Partnership had acquired an interest in seventeen and fifteen Local Partnerships, respectively (one and zero of which were not consolidated and are shown on the balance sheet, at cost, as property and equipment). The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

     The Partnership's results of operations for the years ended March 31, 1997 and 1996 consisted primarily of (1) approximately $535,000 and $910,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in sixteen and fifteen consolidated Local Partnerships, respectively.

     During the year ended March 31, 1997, rental income and all categories of expenses increased. The results of operations are not comparable due to the continued acquisition, construction and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods as a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income decreased approximately $292,000 for the year ended March 31, 1997 as compared to 1996, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. For the years ended March 31, 1997 and 1996, seven and five of the Partnership's sixteen and fifteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, zero and two of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1997 and 1996. Also for the years ended March 31, 1997 and 1996, seven and zero of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1997 and 1996, two and eight of the Partnership's sixteen and fifteen consolidated properties, respectively, were still under construction and three and five of the properties, respectively, had construction loans with a commitment for permanent financing.

1995 vs. 1994

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

     During the year ended March 31, 1996, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. For the years ended March 31, 1996 and 1995, five and two of the Partnership's fifteen and three consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, one and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1996 and 1995. Also for the years ended March 31, 1996 and 1995, one and zero of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1996 and 1995, eight and one of the Partnership's fifteen and three conslidated properties, respectively, were still under construction and five and one of the properties, respectively, had construction loans with a commitment for permanent financing.

Results of Operations of Certain Local Partnerships

2301 First Avenue Limited Partnership

     2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. In the opinion of 2301 First Avenue's management, the general contractor is responsible for the claim. However, the building's insurance carrier does not believe that any claim paid will exceed the insurance coverage. A lawsuit by a Class Z limited partner seeking damages, in a material amount, has been commenced against Voodoo Contracting Corp., the buildings' general contractor, and the sole stockholder of the corporate general partner. The plaintiff alleges breach of agreements involving several projects including 2301 First Avenue. The action is in the discovery stage and 2301 First Avenue and the related defendants cannot estimate damages, if any. In connection with the litigation, on November 6, 1996, a restraining order was signed prohibiting "CPC", the investor and special limited partners and the attorney holding 2301 First Avenue's rent-up guaranty from making payments to the general partner's sole stockholder and his affiliates. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in and advances to 2301 First Avenue at March 31, 1997 and 1996 was approximately $608,000 and $868,000, respectively, and the minority interest balance was zero at each date. 2301 First Avenue's net loss after minority interest amounted to approximately $261,000, $76,000 and $0 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Lewis Street  Limited Partnership

     Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a potential defendant in a cause of action that may be brought by Lewis Street's original developer. This litigation would be vigorously contested by Lewis Street. Legal counsel for Lewis Street has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. Since it is premature to make an evaluation of the amount of Lewis Street's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Lewis Street at March 31, 1997 and 1996 was approximately $659,000 and $710,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $52,000, $0 and $0 for the 1996, 1995 and 1994 Fiscal Years, respectively.

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

     There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interests of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interest and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 8. Financial Statements and Supplementary Data.

                                                                                      Sequential
                                                                                        Page
                                                                                        ----

(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                                     16

        Consolidated Balance Sheets at March 31, 1997 and 1996                           49

        Consolidated Statements of Operations for the years ended March 31,1997, 1996
        and 1995                                                                         50

        Consolidated Statements of Changes in Partners' Capital for the years ended
        March 31, 1997, 1996 and 1995                                                    51

        Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996
        and 1995                                                                         52

        Notes to Consolidated Financial Statements                                       54


  [LETTERHEAD OF TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

     We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for sixteen (1996 Fiscal
Year), fifteen (1995 Fiscal Year) and three (1994 Fiscal Year) subsidiary partnerships whose losses aggregated $1,339,398, $573,825 and $201,377 for the years ended March 31, 1997, 1996 and 1995, respectively, and whose assets constituted 75% and 70% of the Partnership's assets at March 31, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

Trien, Rosenberg, Rosenberg,
Weinberg, Ciullo & Fazzari, LLP

New York, New York
June 30, 1997

                  [HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in the accompanying Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                           /s/ HOLTHOUSE CARLIN & VAN TRIGHT LLP

Los Angeles, California
February 17, 1997

      [HOLTHOUSE CARLIN & VAN TRIGT LLP LOS ANGELES, CALIFORNIA LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           /s/ HOLTHOUSE CARLIN & VAN TRIGHT LLP

February 5, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

     We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1996, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 17, 1997

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

                                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 23, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

     We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are t he responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Bethesda, Maryland
February 2, 1995

                          [BDO SEIDMAN, LLP LETTERHEAD]


Independent Auditors' Report

Overtown Development Group, Ltd.
(A Limited Partnership)
Miami Beach, Florida

We have audited the accompanying balance sheet of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                            /s/ BDO SEIDMAN, LLP

                                                    Certified Public Accountants



Miami, Florida
February 13, 1997

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


                                                            /s/ BDO SEIDMAN, LLP

                                                    Certified Public Accountants



Miami, Florida
January 25, 1996, except as to Note 3
 which is as of March 28, 1996.

                          [BDO SEIDMAN, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

Overtown Development Group, Ltd.
(A Limited Partnership)
Miami Beach, Florida

We have audited the accompanying balance sheet of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 1994, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the period from September 1, 1994 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. at December 31, 1994, and the results of its operations and its cash flows for the period from September 31, 1994, (commencement of operations) to December 31, 1994, in conformity with generally accepted accounting principles.


                                                            /s/ BDO SEIDMAN, LLP

                                                    Certified Public Accountants



Miami, Florida
February 28, 1995

                  [LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            /s/ LAWLOR, O'BRIEN & CHERVENAK, LLC


West Paterson, New Jersey
February l2 1997

                  [LAWLOR, O'BRIEN & LESKOWICZ, LLC LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 1995, and the related statements of operations, for the period (from commencement of operations) August 1, 1995 through December 31, 1995, changes in partners' capital, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P as of December 31, 1995, and the results of its operations for the period (from commencement of operations) August 1, 1995 through December 31, 1995, changes in partners' equity and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                            /s/ LAWLOR, O'BRIEN & LESKOWICZ, LLC


West Paterson, New Jersey
February 27,1996

                  [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]


To The Partners
Park Housing Limited Partnership


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 1996, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 1996 and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles.


/s/ KOSTIN, RUFFKESS & COMPANY, LLC


West Hartford, Connecticut
February 4, 1997

                    [KOSTIN, RUFFKESS & COMPANY. LLC LETTERHEAD]


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 1995 and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles


/s/ KOSTIN. RUFFKESS & COMPANY, LLC

West Hartford. Connecticut
January 19, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Livingston Manor Urban Renewal Associates, L. P.
Marlton, New Jersey

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 1996, and the related statements of (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 13, 1997

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Livingston Manor Urban Renewal Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates. L.P. as of December 31, 1995, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31. 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP


Kingston, Pennsylvania
February 29, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Jefferis Square Housing Partnership, L. P.
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 1996, and the related statements of (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Jefferis Square Housing Partnership, L.P. at December 31, 1996, and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ J. H. WILLIAMS & CO., LLP


Kingston, Pennsylvania
February 28, 1997

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Jefferis Square Housing Partnership, L. P.
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31. 1995, and the related statements of changes in partners' equity and cash flows for the year then ended as more fully described in Note 1. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. at December 31. 1995, and the changes in its partners' equity and its cash flows for the year then ended as more fully described in Note 1 in conformity with generally accepted accounting principles.

                                                   /s/ J. H. WILLIAMS & CO., LLP


Kingston, Pennsylvania
March 13, 1996

                     [LESHKOWITZ & COMPANY, LLP LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
  2301 First Avenue Limited Partnership:

     We have audited the accompanying balance sheets of 2301 First Avenue Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1996 and for the period from April 1, 1995 (date of investor entry) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership at December 31, 1996, and the results of its operations, changes in partners' capital and its cash flows for the year ended December 31, 1996 and for the period from April 1, 1995 (date of investor entry) through December 31, 1995 in conformity with generally accepted accounting principles.


                                         /s/ LESHKOWITZ & COMPANY, LLP


New York, New York
January 16, 1997

                    [TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheet of Lewis Street Limited Partnership as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 1996 and the results of its operations, changes in partners equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1997 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.


                                        /s/ TOSKI, SCHAEFER & CO., P.C.


Williamsville, New York
January 31, 1997

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

We conducted out audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation we believe chat our audit provides a reasonable basis for our opinion.

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


Williamsville, New York
February 26, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Savannah Park Housing
  Limited Partnership

     We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 1996, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
January 29, 1997

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                           INDEPENDENT AUDITORS REPORT


To the Partners
Savannah Park Housing
  Limited Partnership

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31. 1995, and the related statements of operations, changes in partners' capital and cash flows for the period from October 18, 1995 (date of investor entry) through December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' capital and cash flows for the period from October 18, 1995 (date of investor entry) through December 1, 1995, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 31, 1996

 BDO   BDO Seidman, LLP                 NationsBank Tower At International Place
       Accountants and Consultants      100 S.E. 2nd Street Suite 2200
                                        Miami Florida 33131
                                        Telephone:(305)381-8000
                                        Fax:(305)374-1135

Independent Auditors' Report


Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 1996, and the related statements of profit and loss, changes in members' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles


                                                  /s/ BDO Seidman, LLP
Miami, Florida                                    Certified Public Accountants
February 28, 1997

                          (BDO SEIDMAN, LLP LETTERHEAD)

                          INDEPENDENT AUDITORS' REPORT

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables. Florida

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement, presentation We believe that our audit provides a reasonable basis for our opinion.

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


                                                  /s/ BDO SEIDMAN, LLP
                                                  Certified Public Accountants
Miami, Florida
April 10, 1996

                            J. H. WILLIAMS & CO., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                               230 WYOMING AVENUE
                               KINGSTON, PA. 18704
                                   ----------
                            TELEPHONE (717) 288-365 1



To the Partners of
Mansion Court Phase II Venture (a Limited Partnership)
Philadelphia, Pennsylvania


We have audited the accompanying balance sheet of Mansion Court Phase II Venture (a Limited Partnership) as of December 31, 1996, and the related statements of
(loss), changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ J.H. Williams & Co., LP


Kingston, Pennsylvania
March 10, 1997

                     (J. H. WILLIAMS & CO., LLP LETTERHEAD)



To the Partners of
Mansion Court Phase II Venture
Philadelphia, Pennsylvania


We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 1995, and the related statements of changes in partners' equity, and cash flows for the three months then ended as more fully explained in Note l to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II venture at December 31, 1995, and changes in partners' equity and its cash flows for the three months then ended as more fully explained in Note l to the financial statements in conformity with generally accepted accounting principles.



                                             J. H. WILLIAMS & CO.. LLP


Kingston, Pennsylvania
March 6, 1996

          Rubin, Brown, Gornstein & Co. LLP
          Certified Public Accountants            230 South Bemiston Avenue
                                                  St. Louis, Missouri 63105
                                                  314/727-8150
RBG&CO.                                           314/727-9195 FAX
                                                  Internet http://www.rbgco.com



                          Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 1996 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 1996 and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Rubin, Brown, Gornstein & Co. LLP



St. Louis, Missouri
February 14, 1997

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT



Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 1995 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 1995 and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Rubin, Brown, Gornstein & Co. LLP



St. Louis, Missouri
February 14, 1995

RAINES AND FISCHER CERTIFIED PUBLIC ACCOUNTANTS


                                        535 FIFTH AVENUE      TEL. 212 953 9200
                                        25TH FLOOR            FAX. 212 953 9366
                                        NEW YORK, NY 10017


                          INDEPENDENT AUDITORS' REPORT


To the Partners of BK-9-A Partners, L.P.:


We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1996, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        /s/ Raines & Fischer


New York, New York
February 6, 1997

                         (RAINES AND FISCHER LETTERHEAD)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1995, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        /s/ Raines & Fischer


New York, New York
February 6, 1996

RAINES AND FISCHER CERTIFIED PUBLIC ACCOUNTANTS


                                        535 FIFTH AVENUE      TEL. 212 953 9200
                                        25TH FLOOR            FAX. 212 953 9366
                                        NEW YORK, NY 10017


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of BK-1OK Partners, L.P.:

We have audited the accompanying balance sheet of BK-1OK Partners, L.P. (A New York Limited Partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-1OK Partners, L.P. (A New York Limited Partnership) as of December 31, 1996, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Raines & Fischer


New York, New York
February 5, 1997

                         (RAINES AND FISCHER LETTERHEAD)

                          INDEPENDENT AUDITORS' REPORT



To the Partners of BK-IOK Partners, L.P.:


We have audited the accompanying balance sheet of BK-1OK Partners, L.P. (A New York Limited Partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-1OK Partners, L.P. (A New York Limited Partnership) as of December 31, 1995, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Raines & Fischer


New York, New York
February 26, 1996

                            J. H. WILLIAMS & CO., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                               230 WYOMING AVENUE
                                   ----------
                               KINGSTON, PA. 18704
                            TELEPHONE (717) 288-3651

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Aspen-Olive Associates (a Limited Partnership)
Philadelphia, Pennsylvania


We have audited the accompanying balance sheet of Aspen-Olive Associates (a Limited Partnership) as of December 31, 1996, and the related statements of changes in partners' equity and cash flows for the year then ended as more fully described in Note 1. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates (a Limited Partnership) at December 31, 1996, and the changes in its partners' equity and its cash flows for the year then ended as more fully described in
Note 1 in conformity with generally accepted accounting principles.



/s/ J.H. Williams & Co., LLP


Kingston, Pennsylvania
March 15, 1997

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31
                                                                    ----------------------------
                                                                        1997            1996
                                                                    ------------    ------------
                                     ASSETS

Property and equipment - at cost, less accumulated depreciation
   (Notes 2 and 4)                                                  $ 47,064,479    $ 35,436,367
Construction in progress                                               6,147,275       5,532,919
Cash and cash equivalents (Notes 2 and 10)                             7,573,213       9,333,536
Investments available for sale (Note 2)                                6,500,000      11,502,412
Cash held in escrow (Note 5)                                           6,973,508       9,406,563
Deferred costs, less accumulated amortization (Notes 2 and 6)          1,656,870       2,302,208
Other assets                                                             576,688         934,439
Due from local general partner and affiliates                            317,056               0
                                                                    ------------    ------------

                                                                    $ 76,809,089    $ 74,448,444
                                                                    ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 7)                                  $ 23,706,680    $ 18,790,300
   Construction loan payable (Note 7)                                  8,165,460       8,261,957
   Accounts payable and other liabilities                              2,463,550       3,070,015
   Due to local general partners and affiliates (Note 8)               3,480,031       4,496,145
   Due to general partner and affiliates (Note 8)                        235,030          29,033
                                                                    ------------    ------------

                                                                      38,050,751      34,647,450

Minority interest                                                      1,721,534       1,346,916
                                                                    ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital:
   Limited partners (43,440 BACs issued and outstanding) (Note 1)     37,052,563      38,455,664
   General Partner                                                       (15,759)         (1,586)
                                                                    ------------    ------------

     Total partners' capital                                          37,036,804      38,454,078
                                                                    ------------    ------------

     Total liabilities and partners' capital                        $ 76,809,089    $ 74,448,444
                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended March 31
                                                         -----------------------------------------
                                                             1997           1996           1995
                                                         -----------    -----------    -----------
Revenues
   Rental income                                         $ 2,737,310    $ 1,315,538    $   113,536
   Other income                                              682,881        974,392        375,839
                                                         -----------    -----------    -----------

                                                           3,420,191      2,289,930        489,375
                                                         -----------    -----------    -----------

Expenses
   General and administrative                              1,118,716        676,153        117,249
   General and administrative-related parties (Note 8)       494,031        417,432        102,753
   Repairs and maintenance                                   345,582         96,978         21,770
   Operating and other                                       427,306        196,438         36,266
   Real estate taxes                                         109,362         26,095         23,803
   Insurance                                                 187,773         80,571         15,552
   Financial, principally interest                           772,263        423,277        102,454
   Depreciation and amortization                           1,384,995        656,268         45,576
                                                         -----------    -----------    -----------

     Total expenses                                        4,840,028      2,573,212        465,423
                                                         -----------    -----------    -----------

Net income (loss) before minority interest                (1,419,837)      (283,282)        23,952

Minority interest in loss of subsidiary partnerships           2,563            415            383
                                                         -----------    -----------    -----------

Net income (loss)                                        $(1,417,274)   $  (282,867)   $    24,335
                                                         ===========    ===========    ===========

Net income (loss) - limited partners                     $(1,403,101)   $  (280,038)   $    24,092
                                                         ===========    ===========    ===========

Weighted average number of BACs outstanding                   43,440         42,407         13,470
                                                         ===========    ===========    ===========

Net income (loss) per weighted average BAC               $    (32.30)   $     (6.60)   $      1.79
                                                         ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                    Limited           General
                                     Total          Partners          Partner
                                 ------------     ------------     ------------
Partners' capital-
   April 1, 1994                 $   (124,413)    $   (125,413)    $      1,000
Capital contributions              31,430,000       31,430,000                0

Offering costs                     (3,281,877)      (3,281,877)               0

Net income                             24,335           24,092              243
                                 ------------     ------------     ------------

Partners' capital-
   March 31, 1995                  28,048,045       28,046,802            1,243

Capital contributions              12,010,000       12,010,000                0

Offering costs                     (1,321,100)      (1,321,100)               0

Net loss                             (282,867)        (280,038)          (2,829)
                                 ------------     ------------     ------------

Partners' capital-
   March 31, 1996                  38,454,078       38,455,664           (1,586)

Net loss                           (1,417,274)      (1,403,101)         (14,173)
                                 ------------     ------------     ------------

Partners' capital-
   March 31, 1997                $ 37,036,804     $ 37,052,563     $    (15,759)
                                 ============     ============     ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               Years Ended March 31
                                                                   --------------------------------------------
                                                                        1997           1996            1995
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                               $ (1,417,274)   $   (282,867)   $     24,335
                                                                   ------------    ------------    ------------
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                                      1,384,995         656,268          45,576
   Minority interest in loss of subsidiary partnerships                  (2,563)           (415)           (383)
   (Increase) decrease in assets:
     Cash held in escrow                                                (45,158)       (752,883)         (5,278)
     Other assets                                                       357,751        (821,769)       (112,670)
   Increase (decrease) in liabilities:
     Accounts payable and other liabilities                            (366,636)      2,531,185         318,332
Increase in due to local general partners and affiliates                 65,509          30,406          34,854
     Decrease in due to local general partners and affiliates           (22,316)        (79,307)              0
     Due to general partners and affiliates                             205,997          31,950           4,278
                                                                   ------------    ------------    ------------
Total adjustments                                                     1,577,579       1,595,435         284,709
                                                                   ------------    ------------    ------------
   Net cash provided by operating activities                            160,305       1,312,568         309,044
                                                                   ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                               (874,638)    (11,552,820)     (5,833,185)
   Decrease (increase) in investments available for sale              5,002,412       8,497,588     (20,000,000)
   Construction in progress                                         (10,809,645)    (17,921,132)       (819,291)
   Decrease (increase) in cash held in escrow                         2,478,213      (3,733,375)       (779,427)
   Deferred acquisition costs                                                 0               0      (1,885,800)
   Increase in deferred costs                                                 0        (916,737)        (70,865)
   (Decrease) increase in accounts payable and other liabilities     (1,479,462)              0          21,353
   Decrease in due to local general partners and affiliates          (1,304,711)       (335,905)        (21,353)
   Increase in due to local general partners and affiliates           1,148,356               0               0
   Increase in due from general partner and affiliates                 (317,056)              0               0
                                                                   ------------    ------------    ------------
   Net cash used in investing activities                             (6,156,531)    (25,962,381)    (29,388,568)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
   Capital contributions received                                             0      12,010,000      31,430,000
   Proceeds from mortgage notes                                       4,706,715      11,085,550       3,135,083
   Principal payments of mortgage notes                                (955,253)       (802,053)       (328,770)
Proceeds from construction loans                                      2,967,158       8,261,957       2,214,890
   Repayments of construction loans                                  (1,898,737)              0               0
   (Decrease) increase in due to general partner and affiliates               0        (287,114)        154,592
   Increase in due to local general partners and affiliates              19,950         960,603         462,000
   Decrease in due to local general partners and affiliates            (985,707)       (306,880)              0
   Increase in offering costs                                                 0      (1,321,100)     (3,281,877)
   Decrease (increase) in deferred financing costs                        4,596        (898,230)       (124,502)
   Increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                  377,181         601,661          96,053
                                                                   ------------    ------------    ------------
   Net cash provided by financing activities                          4,235,903      29,304,394      33,757,469
                                                                   ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                           Years Ended March 31
                                                                             1997             1996           1995
                                                                         ------------    ------------   ------------
Net decrease in cash and cash equivalents                                $ (1,760,323)   $  4,654,581   $  4,677,945

Cash and cash equivalents at beginning of year                              9,333,536       4,678,955          1,010
                                                                         ------------    ------------   ------------

Cash and cash equivalents at end of year                                 $  7,573,213    $  9,333,536   $  4,678,955
                                                                         ============    ============   ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                                   $    705,544    $    533,435   $    102,830

Supplemental disclosure of noncash investing and financing activities:
Capitalization of acquisition costs                                      $    532,418    $  1,225,842   $    275,710

Development fees and other costs due to local general
   partners and affiliates capitalized to property and equipment         $          0    $          0   $    741,332

Construction in progress reclassified to property and equipment          $ 11,062,675    $ 13,406,553   $          0

Increase in property and equipment through increase
   in due to local general partners and affiliates                       $          0    $  3,010,395   $          0

Increase in construction in progress through
   accounts payable and other liabilities                                $    752,724    $    199,049   $          0

Increase in construction in progress through
   due to local general partners and affiliates                          $      62,80    $          0   $          0

Mortgage notes payable converted from
   construction notes payable                                            $  1,164,918    $  2,214,890   $          0

Increase in escrow deposits funded through
   proceeds from mortgage notes payable                                  $          0    $  4,135,600   $          0

Reduction in mortgage notes payable assumed
   by a minority interest partner                                        $          0    $    650,000   $          0

Increase in property and equipment through
   accounts payable and other liabilities                                $    486,909    $          0   $          0

Increase in deferred financing costs through
   construction in progress                                              $     15,000    $          0   $          0

Increase in construction in progress through
   deferred financing costs                                              $     66,857    $          0   $          0

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 - General

     Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993 and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

     As of March 31, 1997, the Partnership has acquired a limited partnership interest in seventeen subsidiary partnerships, one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future.


     The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1997, the Partnership has raised a total of $43,440,000 representing 43,440 BACs.

     The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.


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

     b)   Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and seventeen (one and zero of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment), fifteen and three subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 1997, 1996 and 1995, respectively, (the 1996, 1995 and 1994 Fiscal Years). Through the rights of the Partnership and/or affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interst in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

     Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,300 and $5,200 for the years ended March 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

     c)   Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

     d)   Investments Available For Sale

     At inception, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. At March 31, 1997, the Company has classified its securities as available-for-sale.

     Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     At March 31, 1997 and 1996, the Partnership's investments classified as investments available for sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

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

     g)   Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

     NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Investments Available for Sale and Cash Held in Escrow

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                    March 31, 1997            March 31, 1996
                                              -------------------------   -------------------------
                                                 Carrying                   Carrying
                                                 Amount      Fair Value       Amount     Fair Value
                                              -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:

Practicable to estimate fair value            $ 1,403,311   $ 1,282,385   $ 6,831,785   $ 6,814,870
Not practicable                               $22,303,369           (a)   $11,958,515           (a)

Construction Loans Payable for which it is:

Practicable to estimate fair value            $ 1,353,030   $   316,302   $ 1,449,527   $ 1,359,215
Not Practicable                               $ 6,812,430           (a)   $ 6,812,430           (a)


(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 4 - Property and Equipment



     The components of property and equipment and their estimated useful lives are as follows:



                                                  March 31            Estimated
                                         -------------------------  Useful Lives
                                              1997         1996         (Years)
                                         -----------   -----------  ------------
Land                                     $ 1,066,980   $ 1,184,481         --
Building and improvements                 45,710,274    34,509,701      20-40
Investment in limited partnership (a)      1,577,356             0
Furniture and fixtures                       647,867       351,655       6-12
                                         -----------   -----------

                                          49,002,477    36,045,837
Less:  Accumulated depreciation            1,937,998       609,470
                                         -----------   -----------

                                         $47,064,479   $35,436,367
                                         ===========   ===========

     (a) Represents the Partnership's investment, at cost, as of March 31, 1997 in West Mill Creek Associates III L.P. which was acquired in January 1997 and was not consolidated in the accompanying financial statements.

     Included in property and equipment at March 31, 1997 and 1996 was $1,962,092 and $1,501,552, respectively, of acquisition fees paid to the General Partner and $943,592 and $845,223, respectively, of acquisition expenses. In addition, as of March 31, 1997 and 1996, building and improvements and construction in progress includes $598,355 and $418,579, respectively, of capitalized interest.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $5,626,681 and $5,148,029 to the local general partners and affiliates as of March 31, 1997 and 1996, respectively. Such fees have been included in the cost of property and equipment.

     Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $1,328,528, $567,897 and $41,573, respectively.

NOTE 5 - Cash Held in Escrow

     Cash held in escrow consists of the following:

                                                                March 31
                                                      --------------------------
                                                        1997            1996
                                                      ----------      ----------
Purchase price payments*                              $1,644,979      $2,745,731
Construction                                           4,322,325       5,770,166
Real estate taxes, insurance and other                   803,319         758,161
Reserve for replacements                                 202,885         132,505
                                                      ----------      ----------

                                                      $6,973,508      $9,406,563
                                                      ==========      ==========

     *Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 6 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:


                                           March 31,    March 31,
                                             1997          1996      Period
                                         ----------  -----------  -----------
Financing costs                          $  966,279  $  1,022,732    *
Deferred acquisition costs                  702,034     1,234,452    **
Organization costs                          137,398       137,398    60 months
                                         ----------  -----------
                                          1,805,711     2,394,582
Less:  Accumulated amortization             148,841        92,374
                                         ----------  -----------

                                         $1,656,870  $ 2,302,208
                                         ==========  ===========

*Over the life of the related mortgages.

**Will be capitalized as part of the cost of future acquisitions.

     Amortization expense for the year ended March 31, 1997 and 1996 amounted to $56,467, $88,371 and $4,003, respectively.

NOTE 7  -     Mortgage and Construction Notes Payable

     The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $39,000 including principal and interest at rates varying from 0% to 10.5% per annum, through the year 2033. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

     Annual principal payment requirements, as of March 31, 1997 for each of the next five fiscal years and thereafter, are as follows:

                Fiscal Year Ending             Amount
                ------------------             ------

                        1997                $ 1,502,738
                        1998                    202,820
                        1999                    215,729
                        2000                    224,377
                        2001                    239,631
                        Thereafter           21,321,385
                                            -----------
                                            $23,706,680
                                            ===========

     The mortgage agreements require monthly deposits to replacement reserves of approximately $15,500 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 7  -     Mortgage and Construction Notes Payable (Continued)

     As of December 31, 1996, four subsidiary partnerships have construction loan commitments totaling approximately $9,562,000. As of December 31, 1996, such loans have an outstanding balance of approximately $8,165,000.

     In addition, the U.S. Department of Housing and Urban Development ("HUD") has committed to provide an Upfront Grant totaling $4,160,000 towards the construction and development of one Local Partnership. Grant funds totaling $3,153,274 were utilized by the Local Partnership as of December 31, 1996.

NOTE 8 - Related Party Transactions

     An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receives their pro-rata share of profits, losses and tax credits.

     The General Partner and its affiliates perform services for the Partnership. The costs incurred for the year ended March 31, 1997 are as follows:

     A)   Acquisition Fees

     The General Partner is entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the contruction of the complexes. Such fees are capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of both March 31, 1997 and 1996, $2,606,400 of such costs have been incurred, of which 1,962,092 and 1,501,552, respectively have been capitalized.

     B)   Public Offering Costs

     Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering expenses. These costs have been capitalized. Related Equities Corporation (the "Dealer Manager") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a non-accountable marketing expense allowance are considered offering expenses. These costs are charged directly to limited partners' capital. As of both March 31, 1997 and 1996, offering costs totaled $1,470,400, and along with selling commissions (see
Note 8(C)) were charged directly to limited partner's capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (Continued)

     C)   Selling Commissions and Fees

     The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests such amounts were fully reallocated to the other broker/dealers. As of both March 31, 1997 and 1996, $3,258,000 was paid or incurred to Related Equities Corporation and then fully reallocated to other unaffiliated broker/dealers.

     D)   Guarantees

     The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through the breakeven dates of each of the Local Partnerships. As of March 31, 1997, 1996 and 1995 the gross amounts of Development Deficit Guarantees for two, two and one Local Partnerships aggregated approximately $2,782,000, $2,782,000 and $302,000, respectively, none of which have expired as of March 31, 1997, 1996 and 1995. Such guarantees are defined in their respective agreements. As of March 31, 1997, 1996 and 1995, $10,000, $0 and $0, respectively, has been funded under the Development Deficit Guaranty Agreements. All current development deficit guarantees expire within the next three years.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1997, 1996 and 1995, the gross amounts of the Operating Deficit Guarantees aggregates approximately $3,360,000, $2,991,000 and $393,000, respectively, none of which have expired as of March 31, 1997, 1996 and 1995. All current operating deficit guarantees expire within the next three years. As of March 31, 1997, 1996 and 1995, approximately $323,000, $62,500 and $0, respectively, has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 1997, 1996 and 1995, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregate approximately $1,326,000, $1,326,000 and $938,000, respectively, of which approximately $542,000, $542,000 and $0 have expired as of March 31, 1997, 1996 and 1995, respectively. All current rent-up deficit guarantees expire within the next three years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (Continued)

     E)   Other Related Party Expenses

     The costs incurred to related parties for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                 Year Ended March 31
                                         --------------------------------
                                           1997        1996        1995
                                         --------    --------    --------

      Partnership management fees (a)    $237,252    $245,805    $ 43,764
      Expense reimbursement (b)            91,999      79,409      50,989
      Property management fees (c)        139,780      75,718       8,000
      Local administrative fees (d)        25,000      16,500           0
                                         --------    --------    --------

                                         $494,031    $417,432    $102,753
                                         ========    ========    ========

     (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $245,000 and $8,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

     (b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

     (c) Property management fees incurred by Local Partnerships amounted to $180,668 and $94,682 for the years ended March 31, 1997 and 1996 respectively. Of these fees, $139,780 and $75,718 were incurred to affiliates of the subsidiary partnerships' general partners.

     (d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (Continued)

     F)   Due to Local General Partners and Affiliates

     Due to local general partners and affiliates consists of the following:

                                                                        March 31,
                                                               -------------------------
                                                                   1997           1996
                                                               ----------     ----------
    Operating advances                                         $   33,648     $   32,445
    Development fee payable                                     2,695,502      3,089,099
    Other capitalized costs                                       116,335        155,120
    Construction costs payable                                     98,101        281,061
    General Partner distributions                                       0        110,000
    General Partner loan payable (i)                              117,521         97,571
    Construction advances                                         390,981        650,901
    Management and other operating fees                            27,943         79,948
                                                               ----------     ----------

                                                               $3,480,031     $4,496,145
                                                               ==========     ==========
(i) General Partner loan payable consist of the following:

    Sumpter Commons Associates, L.P. -                         $  117,521     $   97,571
                                                               ==========     ==========
      This loan bears interest at 8% per annum
      and is expected to be paid in 1997

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 9 - Income Taxes

     A reconciliation of the financial statement net income to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                   For the Year Ended December 31,
                                                          ---------------------------------------------
                                                              1996             1995             1994
Financial statement
  net (loss) income                                       $(1,417,274)     $  (282,867)     $    24,335

Differences between depreciation
  and amortization expense records
  for financial reporting purposes
  and the accelerated costs
  recovery system utilized
  for income tax purposes                                    (134,273)         (37,001)             497

Differences resulting from parent
  company having a different fiscal
  year for income tax and financial
  reporting purposes                                                0           78,935         (124,879)
Tax exempt interest income                                   (595,958)        (937,526)        (171,485)

Other, including accruals for financial reporting not
  deductible for tax purposes until paid                      119,542           94,112            5,116
                                                          -----------      -----------      -----------
Net loss as shown on the income tax return
  for the calendar year ended                             $(2,027,963)     $(1,084,347)     $  (266,416)
                                                          ===========      ===========      ===========

NOTE 10 - Commitments and Contingencies

     a)   Subsidiary Partnerships - Litigation

          2301 First Avenue Limited Partnership

     2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. In the opinion of 2301 First Avenue's management, the general contractor is responsible for the claim. However, the building's insurance carrier does not believe that any claim paid will exceed the insurance coverage. A lawsuit by a Class Z limited partner seeking damages, in a material amount, has been commenced against Voodoo Contracting Corp., the buildings' general contractor, and the sole stockholder of the corporate general partner. The plaintiff alleges breach of agreements involving several projects including 2301 First Avenue. The action is in the discovery stage and 2301 First Avenue and the related defendants cannot estimate damages, if any. In connection with the litigation, on November 6, 1996, a restraining order was signed prohibiting "CPC", the investor and special limited partners and

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

the attorney holding 2301 First Avenue's rent-up guaranty from making payments to the general partner's sole stockholder and his affiliates. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in and advances to 2301 First Avenue at March 31, 1997 and 1996 was approximately $608,000 and $868,000, respectively, and the minority interest balance was zero at each date. 2301 First Avenue's net loss after minority interest amounted to approximately $261,000, $76,000 and $0 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Lewis Street Limited Partnership

     Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a potential defendant in a cause of action that may be brought by Lewis Street's original developer. This litigation would be vigorously contested by Lewis Street. Legal counsel for Lewis Street has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. Since it is premature to make an evaluation of the amount of Lewis Street's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Lewis Street at March 31, 1997 and 1996 was approximately $659,000 and $710,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $52,000, $0 and $0 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     b)   Leases

     One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years and monthly rent payments of $1,449.

     c)   Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $6,648,000 at March 31, 1997.

     d)   Other

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 35% of the properties are located in any single state. The Partnership intends to purchase additional properties which may further diversify its portfolio. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,386,725, $920,294 and $105,155 Housing Tax Credits and $0 and $1,451,336 and $0 Historic Tax Credits during the 1996, 1995 and 1994 tax years, respectively.

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

    Name                        Position
    ----                        --------
    Stephen M. Ross             Director

    J. Michael Fried            President, Chief Executive Officer and Director

    Alan P. Hirmes              Senior Vice President

    Stuart J. Boesky            Vice President

    Marc D. Schnitzer           Vice President

    Richard A. Palermo          Treasurer

    Lynn A. McMahon             Secretary

     STEPHEN M. ROSS, 57, is a Director of RIAI III. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 53, is President, Chief Executive Officer and a Director of RIAI III. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 42, is a Senior Vice President of RIAI III. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY,41, is a Vice President of RIAI III. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     MARC D. SCHNITZER, 36, is a Vice President of RIAI III. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     RICHARD A. PALERMO, 37, is Treasurer of RIAI III. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

     LYNN A. McMAHON, 41, is Secretary of RIAI III. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an accountable expense reimbursement and Subordinated Disposition Fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in
Item 8 above, which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                 Name and Address                 Amount and Nature of                  Percent
Title of Class                   of Beneficial Owner              Beneficial Ownership                  of Class
--------------                   -------------------              --------------------                  --------

General Partnership              Related Independence             $1,000 capital contribution            100%
Interest in the Partnership      Associates III L.P.              -directly owned
                                 625 Madison Avenue
                                 New York, NY 10022

     Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

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

     The firm of Battle Fowler LLP renders legal services to the Partnership. Martin L. Edelman, a former director, is counsel to Battle Fowler LLP.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                                                                      Sequential
                                                                         Page


(a)1.  Consolidated Financial Statements

       Independent Auditors' Report 16

       Consolidated Balance Sheets at March 31, 1997 and
       1996                                                               49

       Consolidated Statements of Operations for the years
       ended March 31, 1997, 1996 and 1995                                50

       Consolidated Statements of Changes in Partners'
       Capital for the years ended March 31, 1997, 1996 and
       1995                                                               51

       Consolidated Statements of Cash Flows for the years
       ended March 31, 1997, 1996 and 1995                                52

       Notes to Consolidated Financial Statements                         54

(a)2.  Consolidated Financial Statement Schedules

       Independent Auditors' Report                                       76

       Schedule I - Condensed Financial Information of
       Registrant                                                         77

       Schedule III - Real Estate and Accumulated
       Depreciation                                                       80

       All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued).

                                                                      Sequential
                                                                         Page

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

       (3B)   Form of Amended and Restated Agreement of Limited
              Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

       (3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

       (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

       (10B) Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

       (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

       (10D)  Form of Amended and Restated Agreement of Limited
              Partnership of Local Partnerships*

       (21)   Subsidiaries of the Registrant                               72

       (27)   Financial Data Schedule (filed herewith)                     81


              *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

              **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued).

(c)  Subsidiaries of the Registrant (Exhibit 21)

                                                                Jurisdiction of
                                                                 Organization
                                                                 ------------

     Edward Hotel Limited Partnership                                  CA

     Pacific-East L.P.                                                 NY

     Overtown Development Group, Ltd.                                  FL

     Sumpter Commons Associates, L.P.                                  NY

     Park Housing Limited Partnership                                  CT

     Livingston Manor Urban Renewal Associates, L.P.                   NJ

     Jefferis Square Housing Partnership, L.P.                         PA

     2301 First Avenue Limited Partnership                             NY

     Lewis Street Limited Partnership                                  NY

     Savannah Park Housing Limited Partnership                         DC

     Brannon Group, L.C                                                FL

     Mansion Court Phase II Venture                                    PA

     Primm Place Partners, L.P.                                        MI

     BK-9-A Partners L.P.                                              NY

     BK-10K Partners L.P.                                              NY

     Aspen-Olive Associates                                            PA

     West Mill Creek Associates, III L.P.                              PA


(d)  Not applicable

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

                           INDEPENDENCE TAX CREDIT PLUS L.P. III
                                     (Registrant)

                                By: RELATED INDEPENDENCE ASSOCIATES III L.P.,
                                    General Partner


                                By: RELATED INDEPENDENCE ASSOCIATES III INC.,
                                    General Partner



Date: July 2, 1997              By: /s/J. Michael Fried
                                    -----------------------------
                                    J. Michael Fried
                                    President, Chief Executive Officer
                                    and Director (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                   Title                                               Date
     ---------                   -----                                               ----
                                 President and Chief
/s/J. Michael Fried              Executive Officer
----------------------------     (principal executive officer) and Director of
J. Michael Fried                 Related Independence Associates III Inc.            July 2, 1997

/s/Alan P. Hirmes
----------------------------     Senior Vice President (principal financial
Alan P. Hirmes                   officer) of Related Independence
                                 Associates III Inc.                                 July 2, 1997

/s/Richard Palermo               Treasurer (principal accounting officer)
----------------------------     of Related Independence Associates
Richard Palermo                  III Inc.                                            July 2, 1997

/s/Stephen M. Ross
----------------------------     Director of Related Independence
Stephen M. Ross                  Associates III Inc.                                 July 2, 1997


  [LETTERHEAD OF TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP]



                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

     In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries included in the Form 10-K as presented in our opinion dated June 30, 1997, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1996, 1995 and 1994 Fiscal Years and Schedule III as of March 31, 1997. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

Trien, Rosenberg, Rosenberg,
Weinberg, Ciullo & Fazzari, LLP

New York, New York
June 30, 1997

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)




                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                       March 31,
                                                              ----------------------------
                                                                  1997             1996*
                                                              -----------      -----------
Cash and cash equivalents                                     $ 6,284,385      $ 5,928,019
Investments available for sale                                  6,500,000       11,502,412
Investment in subsidiary partnerships                          21,714,210       16,800,968
Cash held in escrow                                             1,644,979        2,745,731
Due from subsidiary partnerships                                  317,056           65,974
Other assets                                                      786,239        1,423,107
                                                              -----------      -----------

   Total assets                                               $37,246,869      $38,466,211
                                                              ===========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                         $   208,530      $    10,033
Other liabilities                                                   1,535            2,100
                                                              -----------      -----------

   Total liabilities                                              210,065           12,133

Partners' capital                                              37,036,804       38,454,078
                                                              -----------      -----------

Total liabilities and partners' capital                       $37,246,869      $38,466,211
                                                              ===========      ===========


* Reclassified for comparative purposes

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Year Ended March 31,
                                                     ---------------------------------------------
                                                          1997             1996             1995
                                                     -----------      -----------      -----------
Revenues
   Interest income                                   $   545,693      $   927,746      $   373,756
   Other                                                     150               50                0
                                                     -----------      -----------      -----------

   Total revenues                                    $   545,843      $   927,796      $   373,756
                                                     ===========      ===========      ===========

Expenses

   Administrative and management                         256,133          284,381           51,174
   Administrative and management-related parties         329,251          325,214           94,753
   Amortization                                           10,000           10,000            2,500
                                                     -----------      -----------      -----------

   Total expenses                                        595,384          619,595          148,427
                                                     -----------      -----------      -----------

   Income (loss) from operations                         (49,541)         308,201          225,329

   Equity in loss of subsidiary partnerships          (1,367,733)        (591,068)        (200,994)
                                                     -----------      -----------      -----------

Net income (loss)                                    $(1,417,274)     $  (282,867)     $    24,335
                                                     ===========      ===========      ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended March 31,
                                                                            -------------------------------------------------------
                                                                                 1997                  1996*                1995
                                                                            ------------          ------------         ------------
Cash flows from operating activities:
Net income (loss)                                                           $ (1,417,274)         $   (282,867)        $     24,335
                                                                            ------------          ------------         ------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

   Equity in loss of subsidiary partnerships                                   1,367,733               591,068              200,994
   Due from subsidiary partnerships                                             (251,082)              (65,974)            (701,321)
   Decrease (increase) in other assets                                           636,868               234,483           (1,657,590)
   Increase (decrease) in liabilities:
   Due to general partners and affiliates                                        198,497              (274,164)             158,870
   Other liabilities                                                                (565)              (34,673)              36,677
                                                                            ------------          ------------         ------------

   Total adjustments                                                           1,951,451               450,740           (1,962,370)
                                                                            ------------          ------------         ------------

   Net cash provided by (used in) operating activities                           534,177               167,873           (1,938,035)
                                                                            ------------          ------------         ------------

Cash flows from investing activities:

   Decrease (increase) in investments available for sale                       5,002,412             8,497,588          (20,000,000)
   Capital contributions                                                               0            12,010,000           31,430,000
   Offering costs                                                                      0            (1,321,100)          (3,281,877)
   Investment in subsidiary partnerships                                      (6,290,122)          (15,126,721)          (1,764,988)
   Distributions from subsidiary partnerships                                      9,147                     0                    0
   Decrease (increase) in cash held in escrow                                  1,100,752            (2,108,231)            (637,500)
                                                                            ------------          ------------         ------------

   Net cash (used in) provided by investing activities                          (177,811)            1,951,536            5,745,635
                                                                            ------------          ------------         ------------

Net increase in cash and cash equivalents                                        356,366             2,119,409            3,807,600

Cash and cash equivalents, beginning of year                                   5,928,019             3,808,610                1,010
                                                                            ------------          ------------         ------------

Cash and cash equivalents, end of year                                      $  6,284,385          $  5,928,019         $  3,808,610
                                                                            ============          ============         ============


* Reclassified for comparative purposes

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997


                                                            Initial Cost to Partnership    Cost Capitalized
                                                            ---------------------------     Subsequent to
                                                                            Buildings and   Acquisition:
     Description                         Encumbrances            Land       Improvements    Improvements
     -----------                         ------------            ----       ------------    ------------

Apartment Complexes

Edward Hotel Limited Partnership
        Los Angeles, CA                   $ 2,399,459        $   275,000     $   591,240     $ 2,557,555
Pacific East, L.P.
        Brooklyn, NY                        2,171,777              1,950       3,125,584         143,675
Overtown Development Group, Ltd.
        Miami, FL                           1,475,632             52,284       2,627,099         135,126
Sumpter Commons Associates, L.P.            1,253,898                500       1,862,916          34,302
Park Housing Limited Partnership              853,311              5,000       2,343,351          51,634
Livingston Manor Urban Renewal
        Associates, L.P.                    2,930,000            119,988       7,047,532         154,700
Jefferis Square Housing
        Partnership, L.P.                   1,900,000             55,158               0       4,517,047
2301 First Avenue Limited Partnership       5,558,532             64,350       5,818,269          70,718
Lewis Street Limited Partnership            1,503,030              7,000               0       2,734,203
Savannah Park Housing Limited
        Partnership                           899,034                  0       2,049,888       2,039,026
Brannon Group, L.C                          2,006,668            380,000       2,598,402          51,102
Mansion Court Phase II Venture              1,058,130              1,732         339,661       2,377,721
Primm Place Partners, L.P.                  5,520,000            168,258               0         (52,552)
BK-9-A Partners L.P.                        1,109,454                  0       1,517,313         (69,740)
BK-10K Partnres L.P.                        1,233,215             11,000       1,637,762         (20,633)
Investment in Partnership

                                          $31,872,140        $ 1,142,220     $31,559,017     $14,723,884



                                            Gross Amount at which Carried At Close of Period
                                            -------------------------------------------------                          Year of
                                                    Buildings and     Investment in                 Accumulated      Construction/
     Description                            Land    Improvements      Partnership       Total       Depreciation     Renovation
     -----------                            ----    ------------      -----------       -----       ------------     ----------

Apartment Complexes

Edward Hotel Limited Partnership
        Los Angeles, CA               $   280,505     $ 3,143,290     $         0     $ 3,423,795     $   166,094     1994-95
Pacific East, L.P.
        Brooklyn, NY                        7,456       3,263,753               0       3,271,209         316,082     1994-95
Overtown Development Group, Ltd.
        Miami, FL                          57,790       2,756,719               0       2,814,509         163,598     1994-95
Sumpter Commons Associates, L.P.            3,055       1,894,663               0       1,897,718          95,543     1995-96
Park Housing Limited Partnership            7,555       2,392,430               0       2,399,985          92,085     1995-96
Livingston Manor Urban Renewal
        Associates, L.P.                  122,543       7,199,677               0       7,322,220         179,773     1995-96
Jefferis Square Housing
        Partnership, L.P.                  38,729       4,533,476               0       4,572,205          64,374     1995-96
2301 First Avenue Limited Partnership      66,905       5,886,432               0       5,953,337         394,793     1995-96
Lewis Street Limited Partnership            9,555       2,731,648               0       2,741,203          52,904     1995-96
Savannah Park Housing Limited
        Partnership                         2,555       4,086,359               0       4,088,914         133,707     1995-96
Brannon Group, L.C                        382,555       2,646,949               0       3,029,504         108,666     1995-96
Mansion Court Phase II Venture              4,505       2,714,609               0       2,719,114          18,182     1995-96
Primm Place Partners, L.P.                 67,159          48,547               0         115,706           3,237     1995-96
BK-9-A Partners L.P.                        2,555       1,445,018               0       1,447,573          70,362     1995-96
BK-10K Partnres L.P.                       13,558       1,614,571               0       1,628,129          78,598     1995-96
Investment in Partnership                                               1,577,356(c)    1,577,356

                                      $ 1,066,980     $46,358,141     $ 1,577,356     $49,002,477     $1,937,998


                                                     Life on which
                                                     Depreciation in
                                                     Latest Income
                                         Date        Statements is
     Description                        Acquired     Computed(a)(b)
     -----------                        --------     --------------

Apartment Complexes

Edward Hotel Limited Partnership
        Los Angeles, CA                 Nov. 1994     40 years
Pacific East, L.P.
        Brooklyn, NY                    Dec. 1994     27.5 years
Overtown Development Group, Ltd.
        Miami, FL                       Dec. 1994     40 years
Sumpter Commons Associates, L.P.        Apr. 1995     27.5 years
Park Housing Limited Partnership        May 1995      27.5 years
Livingston Manor Urban Renewal
        Associates, L.P.                June 1995     40 years
Jefferis Square Housing
        Partnership, L.P.               June 1995     27.5 years
2301 First Avenue Limited Partnership   Aug. 1995     27.5 years
Lewis Street Limited Partnership        Oct. 1995     27.5 years
Savannah Park Housing Limited
        Partnership                     Oct. 1995     27.5 years
Brannon Group, L.C                      Dec. 1995     20 - 40 years
Mansion Court Phase II Venture          Dec. 1995     27.5 years
Primm Place Partners, L.P.              Dec. 1995     27.5 years
BK-9-A Partners L.P.                    Dec. 1995     27.5 years
BK-10K Partnres L.P.                    Dec. 1995     27.5 years
Investment in Partnership






(a) Depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Personal property is depreciated primarily by the straight line method over the estimated useful lives of 6 - 12 years.

(c) Represents the Partnership's investment, at cost, as of March 31, 1997 in West Mill Creek Associates III L.P. which was acquired in January 1997 and was not consolidated in the accompanying financial statements.

                                         Cost of Property and Equipment                           Accumulated Depreciation
                                         ------------------------------  ----------           --------------------------------------
                                                                            Year Ended March 31
                                         ------------------------------  ----------------------------------------------------------
                                             1997            1996            1995            1997            1996            1995
                                         -----------     -----------     -----------     -----------     -----------     -----------

Balance at beginning of period           $36,045,837     $ 6,850,227     $         0     $   609,470     $    41,573     $         0
    Additions during period:
    Improvements                          12,956,640      29,195,610       6,850,227
    Depreciation expense                                                                   1,328,528         567,897          41,573

Deductions during period:
    Dispositions                                   0               0               0               0               0               0
                                         -----------     -----------     -----------     -----------     -----------     -----------
Balance at close of period               $49,002,477     $36,045,837     $ 6,850,227     $ 1,937,998     $   609,470     $    41,573
                                         ===========     ===========     ===========     ===========     ===========     ===========


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