Form 10-Q
period 1997-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1997-08-14
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
------           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ____

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 ============      ============
                                                    June 30,         March 31,
                                                     1997              1997
                                                 ------------      ------------
ASSETS
Property and equipment at cost,
   net of accumulated depreciation
   of $2,305,816 and $1,937,998,
   respectively                                  $ 48,167,861      $ 47,064,479
Construction in progress                            9,802,462         6,147,275
Cash and cash equivalents                           5,054,920         7,573,213
Investments available for sale                      6,000,000         6,500,000
Cash held in escrow                                 8,188,245         6,973,508
Deferred costs, net of accumulated
   amortization of $164,177 and
   $148,841, respectively                           1,442,937         1,656,870
Other assets                                          598,748           576,688
Due from local general partners
   and affiliates                                     317,056           317,056
                                                 ------------      ------------
   Total assets                                  $ 79,572,229      $ 76,809,089
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage notes payable                        $ 25,806,982      $ 23,706,680
   Construction loan payable                        6,989,930         8,165,460
   Accounts payable and other
    liabilities                                     2,583,373         2,463,550
   Due to local general partners and
    affiliates                                      5,483,571         3,480,031
   Due to general partner and
    affiliates                                        252,348           235,030
                                                 ------------      ------------

    Total liabilities                              41,116,204        38,050,751
                                                 ------------      ------------

Minority interest                                   1,810,740         1,721,534
                                                 ------------      ------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (43,440 BACs
    issued and outstanding)                        36,664,959        37,052,563
   General partner                                    (19,674)          (15,759)
                                                 ------------      ------------
    Total partners' capital                        36,645,285        37,036,804
                                                 ------------      ------------

    Total liabilities and partners'
      capital                                    $ 79,572,229      $ 76,809,089
                                                 ============      ============

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      1997             1996
                                                  -----------------------------
Revenues
   Rental income                                  $   781,870       $   587,250
   Other income                                       128,699           181,963
                                                  -----------       -----------
   Total revenues                                     910,569           769,213
                                                  -----------       -----------
Expenses
   General and administrative                         282,684           259,637
   General and administrative-
    related parties (Note 2)                          103,697           127,827
   Repairs and maintenance                             77,628            55,177
   Operating                                          128,619           150,663
   Taxes                                               38,129            16,507
   Insurance                                           73,393            49,212
   Financial, principally interest                    215,097           148,287
   Depreciation and amortization                      383,154           250,776
                                                  -----------       -----------
   Total expenses                                   1,302,401         1,058,086
                                                  -----------       -----------

Net loss before minority interest                 $  (391,832)      $  (288,873)
Minority interest in loss of
   subsidiary partnerships                                313                27
                                                  -----------       -----------
Net loss                                          $  (391,519)      $  (288,846)
                                                  ===========       ===========

Net loss - limited partners                       $  (387,604)      $  (285,958)
                                                  ===========       ===========

Number of BACs outstanding                             43,440            43,440
                                                  ===========       ===========

Net loss per BAC                                  $     (8.92)      $     (6.58)
                                                  ===========       ===========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                               ================================================
                                                   Limited            General
                                   Total           Partners           Partner
                               ------------------------------------------------

Partners' capital -
 April 1, 1997                 $ 37,036,804      $ 37,052,563      $    (15,759)
Net loss                           (391,519)         (387,604)           (3,915)
                               ------------      ------------      ------------
Partners' capital -
 June 30, 1997                 $ 36,645,285      $ 36,664,959      $    (19,674)
                               ============      ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                         Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $  (391,519)     $  (288,846)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                       383,154          250,776
   Minority interest in loss of
    subsidiaries                                          (313)             (27)
   Increase (decrease) in accounts
    payable and other liabilities                       75,205         (354,952)
   Increase in cash held in escrow                    (525,542)         (26,284)
   (Increase) decrease in other assets                 (22,060)         188,884
   Increase in due to local general
    partners and affiliates                              5,926           44,453
   Decrease in due to local general
    partners and affiliates                            (34,672)         (35,335)
   Increase in due to general partner
    and affiliates                                      17,318           61,770
                                                   -----------      -----------
    Total adjustments                                 (100,984)         129,285
                                                   -----------      -----------

   Net cash used in
    operating activities                              (492,503)        (159,561)
                                                   -----------      -----------

Cash flows from investing activities:
   Increase in property and
    equipment                                       (2,859,421)        (107,909)
   Decrease in investments
    available for sale                                 500,000        1,902,412
   Increase in construction in progress             (2,077,831)      (1,529,895)
   (Increase) decrease in cash held
    in escrow                                         (689,195)       1,141,372
   Decrease (increase) in deferred costs                13,818          (14,046)
   Increase (decrease) in accounts
    payable and other liabilities                       44,618         (544,022)
   Increase in due to local general
    partners and affiliates                          2,257,696           19,532
   Decrease in due to local general
    partners and affiliates                           (225,410)        (682,579)
                                                   -----------      -----------
   Net cash (used in) provided by
    investing activities                            (3,035,725)         184,865
                                                   -----------      -----------


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
Cash flows from financing activities:
   Proceeds from mortgage notes                        676,744          644,820
   Repayments of mortgage notes                        (26,442)        (167,172)
   Proceeds from construction loans                    274,470          717,163
   Repayments of construction loans                          0         (407,444)
   Increase in deferred costs                           (4,356)        (129,726)
   Increase (decrease) in capitalization
    of consolidated subsidiaries
    attributable to minority interest                   89,519          (16,787)
                                                   -----------      -----------
   Net cash provided by financing
    activities                                       1,009,935          640,854
                                                   -----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                 (2,518,293)         666,158
Cash and cash equivalents at
   beginning of period                               7,573,213        9,333,536
                                                   -----------      -----------
Cash and cash equivalents at
   end of period                                   $ 5,054,920      $ 9,999,694
                                                   ===========      ===========

Supplemental disclosures of noncash
   investing and financing activities:
   Capitalization of deferred
    acquisition costs                                  189,135                0
   Conversion of construction notes
    payable to mortgage notes
    payable                                          1,450,000                0
   Property and equipment reclassified
    from construction in progress                            0          309,338

Consolidation of investment in
   subsidiary partnership:*
   Decrease in property and
    equipment                                        1,577,356                0
   Increase in construction in
    progress                                        (1,577,356)               0


*Prior to consolidation, investments in subsidiary partnerships are included in property and equipment.

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

As of June 30, 1997, the Partnership has acquired limited partnership interests in eighteen subsidiary partnerships, one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,200 and $2,400 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:

A)  Acquisition Fees and Expenses
The General Partner was entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of both June 30, 1997 and March 31, 1997, $2,606,400 of such costs have been incurred, of which $2,151,227 and $1,962,092, respectively, have been capitalized.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

B) Other Related Party  Expenses
The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:

                                                           Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1997             1996
                                                       -------------------------
Partnership management fees (a)                        $ 12,500         $ 61,451
Expense reimbursement (b)                                45,452           36,230
Property management fees (c)                             39,745           26,146
Local administrative fees (d)                             6,000            4,000
                                                       --------         --------
                                                       $103,697         $127,827
                                                       ========         ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $257,000 and $245,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by Local Partnerships amounted to $52,946 and $34,636 for the three months ended June 30, 1997 and 1996, respectively. Of these fees $39,745 and $26,146

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

B)  Other Related Party Expenses (continued)audited)

were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending acquisition of and final payments to Local Partnerships and (ii) working capital reserves in the original amount of 2.5% of gross proceeds raised and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership. The offering terminated as of May 9, 1995. The Partnership has received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $34,535,000 after payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of June 30, 1997, the Partnership has invested approximately $29,725,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,151,000) of net proceeds in eighteen Local Partnerships of which approximately $5,410,000 remains to be paid to the Local Partnerships (including approximately $1,675,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. One Local Partnership was acquired during the three months ended June 30, 1997 for a purchase price of approximately $2,506,000 (not including acquisition fees of approximately $189,000) of which approximately $106,000 remains to be paid. In addition, there was an upward purchase price adjustment during the three months ended June 30, 1997 in the amount of $395,000 relating to a Local Partnership which was purchased in a previous fiscal year. The Partnership has approximately $4,810,000 available for future investments. During the three months ended June 30, 1997, approximately $3,338,000 was paid to Local Partnerships (of which approximately $328,000 was released from escrow). An additional $358,000 was placed into escrow for purchase price payments during the three months ended June 30, 1997. The Partnership will be acquiring interests in additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the three months ended June 30, 1997 based on tax credit adjustor clauses.

For the three months ended June 30, 1997, cash and cash equivalents of the Partnership and its seventeen consolidated Local Partnerships decreased approximately $2,518,000 primarily due to cash used in operating activities ($493,000), an increase in construction in progress ($2,078,000), an increase in property and equipment ($2,859,000) and an increase in cash held in escrow relating to investing activities ($689,000) which exceeded net proceeds from mortgage and construction loans ($925,000), a decrease in investments available for sale ($500,000), a net increase in due to local general partners and affiliates relating to investing activities ($2,032,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($90,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $383,000.

A working capital reserve in the amount of approximately $1,086,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at June 30, 1997 and March 31, 1997 was approximately $856,000 and $872,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the three months ended June 30, 1997 and 1996, the Partnership received cash flow distributions from operations of the Local Partnerships amounting to approximately $13,000 and $0, respectively. Management anticipates continuing to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $257,000 and $245,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $3,360,000 as of both June 30, 1997 and March 31, 1997.

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

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in eighteen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

As of June 30, 1997 and 1996, the Partnership had acquired an interest in eighteen and fifteen Local Partnerships, seventeen and fifteen of which were consolidated, respectively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 1997 and 1996 consisted primarily of (1) approximately $94,000 and $156,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen of seventeen and eleven of fifteen consolidated Local Partnerships, respectively.

For the three months ended June 30, 1997 as compared to 1996, rental income and all categories of expenses except general and administrative-related parties and operating expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. Other income decreased approximately $53,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. General and administrative-related parties decreased approximately $24,000 for the three months ended June 30, 1997 as compared to 1996, primarily due to a decrease in partnership management fees payable to the General Partner. Operating expenses decreased approximately $22,000 for the three months ended June 30, 1997 as compared to 1996, primarily due to an underaccrual of utilities at December 31, 1995 at one Local Partnership.

For the three months ended June 30, 1997 and 1996, zero and three of the Partnership's seventeen and fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, two and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the three months. Also, for the three months ended June 30, 1997 and 1996, twelve and seven of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the three months ended June 30, 1997 and 1996, three and five of the Partnership's seventeen and fifteen consolidated properties, respectively, were still under construction and three and five of the properties, respectively, had construction loans with commitments for permanent financing.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - The litigation described in Note 3 to the financial statements contained in Part I, Item 1 is incorporated herein by reference

Item 2.   Changes in Securities - None

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

               (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

               (10B) Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
          Partnership of Local Partnerships*

               (21) Subsidiaries of the Registrant

               (27) Financial Data Schedule (filed herewith)

          (a) Exhibits (contined)

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)


                         By: RELATED INDEPENDENCE
                             ASSOCIATES III L.P., General Partner

                         By: RELATED INDEPENDENCE
                             ASSOCIATES III INC., General Partner


Date: August 13, 1997

                             By:/s/ Alan P. Hirmes
                                -------------------------------
                                Alan P. Hirmes,
                                Vice President
                                (principal financial officer)

Date: August 13, 1997

                             By:/s/ Richard A. Palermo
                                -------------------------------
                                Richard A. Palermo,
                                Treasurer
                                (principal accounting officer)