Form 10-Q
period 1997-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1997-11-19
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            13-3746339
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  625 Madison Avenue, New York, New York                           10022
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ============     ===========
                                                   September 30,     March 31,
                                                        1997           1997
                                                   ------------     -----------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $2,704,451 and $1,937,998,
  respectively                                      $50,254,004     $47,064,479
Construction in progress                             10,541,498       6,147,275
Cash and cash equivalents                             6,095,017       7,573,213
Investments available for sale                        4,500,000       6,500,000
Cash held in escrow                                   6,519,095       6,973,508
Deferred costs, net of accumulated
  amortization of $178,268 and
  $148,841, respectively                              1,458,352       1,656,870
Other assets                                            610,488         576,688
Due from local general partners
  and affiliates                                              0         317,056
                                                    -----------     -----------
  Total assets                                      $79,978,454     $76,809,089
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                            $25,465,633     $23,706,680
  Construction loan payable                           8,384,297       8,165,460
  Accounts payable and other
   liabilities                                        2,211,437       2,463,550
  Due to local general partners and
   affiliates                                         5,598,947       3,480,031
  Due to general partner and
   affiliates                                           242,648         235,030
                                                    -----------     -----------
   Total liabilities                                 41,902,962      38,050,751
                                                    -----------     -----------
Minority interest                                     1,809,514       1,721,534
                                                    -----------     -----------
Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (43,440 BACs
   issued and outstanding)                           36,289,445      37,052,563
  General partner                                       (23,467)        (15,759)
                                                    -----------     -----------
   Total partners' capital                           36,265,978      37,036,804
                                                    -----------     -----------
   Total liabilities and partners'
    capital                                         $79,978,454     $76,809,089
                                                    ===========     ===========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ========================    ========================
                             Three Months Ended           Six Months Ended
                                September 30,               September 30,
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ------------------------    ------------------------
Revenues
 Rental income            $  872,497    $  614,647    $1,654,367    $1,201,897
 Other income                114,556       175,716       243,255       357,679
                          ----------    ----------    ----------    ----------
 Total revenues              987,053       790,363     1,897,622     1,559,576
                          ----------    ----------    ----------    ----------
Expenses
 General and
  administrative             354,231       274,960       636,915       534,597
 General and
  administrative-
  related parties
  (Note 2)                    86,217       114,359       189,914       242,186
 Repairs and
  maintenance                122,933        78,781       200,561       133,958
 Operating                   114,118        79,288       242,737       229,951
 Taxes                        19,070        24,451        57,199        40,958
 Insurance                    28,418        25,045       101,811        74,257
 Financial, principally
  interest                   229,873       145,790       444,970       294,077
 Depreciation and
  amortization               412,726       312,096       795,880       562,872
                          ----------    ----------    ----------    ----------
 Total expenses            1,367,586     1,054,770     2,669,987     2,112,856
                          ----------    ----------    ----------    ----------

Net loss before
 minority interest          (380,533)     (264,407)     (772,365)
Minority interest in
 loss of subsidiary
 partnerships                  1,226           452         1,539           479
                          ----------    ----------    ----------    ----------
Net loss                  $ (379,307)   $ (263,955)   $ (770,826)   $ (552,801)
                          ==========    ==========    ==========    ==========

Net loss -
 limited partners         $ (375,514)   $ (261,315)   $ (763,118)   $ (547,273)
                          ==========    ==========    ==========    ==========
Number of BACs
 outstanding                  43,440        43,440        43,440        43,440
                          ==========    ==========    ==========    ==========

Net loss
per BAC                   $    (8.65)   $    (6.02)   $   (17.57)   $   (12.60)
                          ==========    ==========    ==========    ==========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                       ========================================
                                                        Limited        General
                                          Total         Partners       Partner
                                       ----------------------------------------
Partners' capital -
 April 1, 1997                         $37,036,804     $37,052,563     $(15,759)
Net loss                                  (770,826)       (763,118)      (7,708)
                                       -----------     -----------     --------
Partners' capital -
 September 30, 1997                    $36,265,978     $36,289,445     $(23,467)
                                       ===========     ===========     ========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                    ===========================
                                                          Six Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1997            1996
                                                    ---------------------------
Cash flows from operating activities:
Net loss                                            $  (770,826)    $  (552,801)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                         795,880         562,872
  Minority interest in loss of subsidiaries              (1,539)           (479)
  Increase (decrease) in accounts
   payable and other liabilities                        131,240        (457,315)
  Increase in cash
   held in escrow                                      (533,039)        (21,033)
  Increase in other assets                              (33,800)       (627,711)
  Increase in due to local general
   partners and affiliates                                2,000          47,919
  Decrease in due to local general
   partners and affiliates                              (32,809)       (142,326)
  Increase in due to general partner
   and affiliates                                         7,618         124,887
                                                    -----------     -----------
   Total adjustments                                    335,551        (513,186)
                                                    -----------     -----------
  Net cash used in operating activities                (435,275)     (1,065,987)
                                                    -----------     -----------

Cash flows from investing activities:
  Increase in property
   and equipment                                       (835,528)       (207,585)
  Decrease in investments
   available for sale                                 2,000,000       1,402,412
  Increase in construction in progress               (7,325,538)     (5,832,844)
  Decrease in cash held
   in escrow                                            987,452       1,963,813
  Decrease in deferred costs                             14,311          28,330
  (Decrease) increase in accounts
   payable and other liabilities                       (383,353)        336,926
  Increase in due to local general
   partners and affiliates                            2,674,421          42,792
  Decrease in due to local general
   partners and affiliates                             (524,696)     (1,297,178)
  Decrease in due from local general
   partners and affiliates                              317,056               0
                                                    -----------     -----------
  Net cash used in
   investing activities                              (3,075,875)     (3,563,334)
                                                    -----------     -----------


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

                                                       ========================
                                                           Six Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1997          1996
                                                       ------------------------
Cash flows from financing activities:
  Proceeds from mortgage notes                            630,544     3,038,686
  Repayments of mortgage notes                           (321,591)     (910,678)
  Proceeds from construction loans                      1,668,837     2,466,603
  Repayments of construction loans                              0      (838,223)
  Increase in deferred costs                              (34,355)      (23,192)
  Increase (decrease) in capitalization
   of consolidated subsidiaries
   attributable to minority interest                       89,519       (16,787)
                                                       ----------    ----------
  Net cash provided by financing
   activities                                           2,032,954     3,716,409
                                                       ----------    ----------
Net decrease in cash and
  cash equivalents                                     (1,478,196)     (912,912)
Cash and cash equivalents at
  beginning of period                                   7,573,213     9,333,536
                                                       ----------    ----------
Cash and cash equivalents at
  end of period                                        $6,095,017    $8,420,624
                                                       ==========    ==========

Supplemental disclosures of noncash
  investing and financing activities:
  Capitalization of deferred
   acquisition costs                                      189,135             0
  Conversion of construction notes
   payable to mortgage notes
   payable                                              1,450,000             0
  Property and equipment reclassified
   from construction in progress                        4,508,671     2,035,087

Consolidation of investment in
  subsidiary partnership:*
  Decrease in property and
   equipment                                            1,577,356             0
  Increase in construction in
   progress                                            (1,577,356)            0

*Prior to consolidation, investments in subsidiary partnerships are included in property and equipment.


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

As of September 30, 1997, the Partnership has acquired limited partnership interests in eighteen subsidiary partnerships. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


Partnership. Such losses aggregated approximately $2,357 and $1,608, and $5,514 and $4,013 for the three and six months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

A)  Acquisition Fees and Expenses
The General Partner was entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and super-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


vising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of both September 30, 1997 and March 31, 1997, $2,606,400 of such costs have been incurred, of which $2,151,227 and $1,962,092, respectively, have been capitalized.

B)  Other Related Party Expenses
The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                                  Three Months Ended          Six Months Ended
                                     September 30,             September 30,
                                 ---------------------     ---------------------
                                   1997         1996         1997         1996
                                 ---------------------     ---------------------
Partnership
 management
 fees (a)                        $ 12,500     $ 61,430     $ 25,000     $122,881
Expense
 reimburse-
 ment (b)                          27,526       21,595       72,978       57,825
Property manage-
 ment fees (c)                     39,191       27,334       78,936       53,480
Local adminis-
 trative fees (d)                   7,000        4,000       13,000        8,000
                                 --------     --------     --------     --------

                                 $ 86,217     $114,359     $189,914     $242,186
                                 ========     ========     ========     ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


Partner amounting to approximately $270,000 and $245,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by Local Partnerships amounted to $59,902 and $37,640, and $112,848 and $72,276 for the three and six months ended September 30, 1997 and 1996, respectively. Of these fees $39,191 and $27,334 and $78,936 and $53,480 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 1997, the Partnership has invested approximately $29,725,000 (including approximately $2,950,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,151,000) of net proceeds in eighteen Local Partnerships of which approximately $5,360,000 remains to be paid to the Local Partnerships (including approximately $1,675,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. One Local Partnership was acquired during the six months ended September 30, 1997 for a purchase price of approximately $2,506,000 (not including an acquisition fee of approximately $189,000) of which approximately $106,000 remains to be paid. In addition, there was an upward purchase price adjustment during the six months ended September 30, 1997 in the amount of $395,000 relating to a Local Partnership which was purchased in a previous fiscal year. The Partnership has approximately $4,810,000 available for future investments. During the six months ended September 30, 1997, approximately $3,388,000 was paid to Local Partnerships (of which approximately $328,000 was released from escrow). An additional $358,000 was placed into escrow for purchase price payments during the six months ended September 30, 1997. The Partnership will be acquiring interests in additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the six months ended September 30, 1997 based on tax credit adjustor clauses.

For the six months ended September 30, 1997, cash and cash equivalents of the Partnership and its eighteen consolidated Local Partnerships decreased approximately $1,478,000 primarily due to cash used in operating activities ($435,000), an increase in construction in progress ($7,326,000), an increase in property and equipment ($836,000) and a decrease in accounts payable and other liabilities relating to investing activities ($383,000) which exceeded net proceeds from mortgage and construction loans ($1,978,000), a decrease in investments available for sale ($2,000,000), a net increase in due to local general partners and affiliates relating to investing activities ($2,150,000), a decrease in cash held in escrow relating to investing activities ($987,000), a decrease in due from local general partners and affiliates relating to investing activities ($317,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($90,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $796,000.

A working capital reserve in the amount of approximately $1,086,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at September 30, 1997 and March 31, 1997 was approximately $1,095,000 and $872,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the six months ended September 30, 1997 and 1996, the Partnership received cash flow distributions from operations of the Local Partnerships amounting to approximately $4,000 and $2,000, respectively. Management anticipates continuing to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $270,000 and $245,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of September 30, 1997 and March 31, 1997, the gross amount of the Operating Deficit Guarantees aggregates approximately $3,498,000 and $3,360,000, respectively.

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

Results of Operations
---------------------

As of September 30, 1997 and 1996, the Partnership had acquired an interest in eighteen and fifteen Local Partnerships, respectively, all of which were consolidated at September 30, 1997 and 1996. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 1997 and 1996 consisted primarily of (1) approximately $88,000 and $142,000, and $182,000 and $298,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen of eighteen and eleven of fifteen consolidated Local Partnerships, respectively.

For the three and six months ended September 30, 1997 as compared to 1996, rental income and all categories of expenses except general and administrative-related parties and taxes increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in or released to Local Partnerships. Other income decreased approximately $61,000 and $114,000 for the three and six months ended September 30, 1997 as compared to 1996 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. General and administrative-related parties decreased approximately $28,000 and $52,000 for the three and six months ended September 30, 1997 as compared to 1996, primarily due to a decrease in partnership management fees payable to the General Partner. Taxes decreased approximately $5,000 for the three months ended September 30, 1997 as compared to 1996, primarily due to an overstatement of real estate taxes at one Local Partnership in the first quarter of 1997 which was corrected in the second quarter.

For the three months ended September 30, 1997 and 1996, zero and one of the Partnership's eighteen and fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, one and three of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended September 30, 1997 and 1996, thirteen and seven of the properties had completed construction and were rented up in a previous fiscal quarter. For the six months ended September 30, 1997 and 1996, zero and four of the Partnerships eighteen and fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, two and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the six months. Also for the six months ended September 30, 1997 and 1996, twelve and seven of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the six months ended September 30, 1997 and 1996, four and four of the Partnership's eighteen and fifteen consolidated properties, respectively, were still under construction and four and five of the properties, respectively, had construction loans with commitments for permanent financing.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - The litigation described in Note 3 to the financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

            (27)  Financial Data Schedule (filed herewith)

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


Date: November 13, 1997

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date: November 13, 1997

                                   By: /s/ Richard A. Palermo
                                       ----------------------
                                       Richard A. Palermo,
                                       Treasurer
                                       (principal accounting officer)