Form 10-Q
period 1997-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1998-02-10
CIK 924124

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           FORM 10-Q Quarterly Report

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3746339
          --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                            ---------
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
                                   (Unaudited)

                                                 ===========          =========
                                                 December 31,         March 31,
                                                     1997                1997
                                                 -----------          ---------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $3,096,166 and $1,937,998,
  respectively                                   $50,626,249       $47,064,479
Construction in progress                          13,789,429         6,147,275
Cash and cash equivalents                          6,017,188         7,573,213
Investments available for sale                     2,500,000         6,500,000
Cash held in escrow                                7,000,557         6,973,508
Deferred costs, net of accumulated
  amortization of $191,278 and
  $148,841, respectively                           1,085,041         1,656,870
Other assets                                         595,396           576,688
Due from local general partners
  and affiliates                                           0           317,056
                                                  ----------        ----------
  Total assets                                   $81,613,860       $76,809,089
                                                  ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

  Mortgage notes payable                         $25,982,511       $23,706,680
  Construction loan payable                        9,892,228         8,165,460
  Accounts payable and other
   liabilities                                     2,395,320         2,463,550
  Due to local general partners and
   affiliates                                      5,584,083         3,480,031
  Due to general partner and
   affiliates                                         85,690           235,030
                                                  ----------       -----------
   Total liabilities                              43,939,832        38,050,751
                                                  ----------        ----------
Minority interest                                  1,806,910         1,721,534
                                                 -----------       -----------
Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (43,440 BACs

   issued and outstanding)                        35,894,574        37,052,563
  General partner                                    (27,456)          (15,759)
                                                 -----------       -----------
   Total partners' capital                        35,867,118        37,036,804
                                                  ----------        ----------
   Total liabilities and partners'
     capital                                     $81,613,860       $76,809,089
                                                  ==========        ==========


          See Accompanying Notes to Consolidated Financial Statements
                                       2

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ===================            ==================
                          Three Months Ended             Nine Months Ended
                             December 31,                   December 31,
                          1997           1996            1997           1996
                          ------------------             ------------------
REVENUES
Rental income        $  882,770       $  559,059      $2,537,137     $1,760,956
Other income            107,301          172,404         350,556        530,083
                      ---------        ---------       ---------      ---------
Total revenues          990,071          731,463       2,887,693      2,291,039
                      ---------        ---------       ---------      ---------
EXPENSES
General and
  administrative        286,551          285,966         923,466        820,563
General and
  administrative-related
  parties (Note 2)       79,423          144,007         269,337        386,193
Repairs and
  maintenance           179,109          102,654         379,670        236,612
Operating                85,130           44,654         327,867        274,605
Taxes                    41,989           19,092          99,188         60,050
Insurance                74,532           48,071         176,343        122,328
Financial,
  principally
  interest              240,076          143,605         685,046        437,682
Depreciation and
  amortization          404,725          387,348       1,200,605        950,220
                      ---------        ---------       ---------      ---------
Total expenses        1,391,535        1,175,397       4,061,522      3,288,253
                      ---------        ---------       ---------      ---------

Net loss before
 minority interest     (401,464)        (443,934)     (1,173,829)      (997,214)
Minority interest
 in loss of
 subsidiary
 partnerships             2,604              211           4,143            690
                     -----------     ------------     -----------   ------------

Net loss             $ (398,860)      $ (443,723)    $(1,169,686)    $ (996,524)
                      =========        =========      ==========      =========
Net loss-limited
 partners            $ (394,871)      $ (439,286)    $(1,157,989)    $ (986,559)
                      =========        =========      ==========      =========
Number of BACs
 outstanding             43,440           43,440          43,440         43,440
                     ==========       ==========     ===========     ==========
Net loss per BAC     $    (9.09)      $   (10.11)    $    (26.66)    $   (22.71)
                     ==========       ==========     ===========      =========


          See Accompanying Notes to Consolidated Financial Statements
                                        3

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                   Limited            General
                                  Total            Partners           Partner
                                  -----            --------           -------

Partners' capital -
 April 1, 1997               $37,036,804         $37,052,563         $ (15,759)
Net loss                      (1,169,686)         (1,157,989)          (11,697)
                              ----------          ----------          --------
Partners' capital -
 December 31, 1997           $35,867,118         $35,894,574         $ (27,456)
                              ==========          ==========          ========



          See Accompanying Notes to Consolidated Financial Statements
                                       4

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                  ============================
                                                       Nine Months Ended
                                                           December 31,
                                                     1997              1996
                                                  ----------------------------

Cash flows from operating activities:
Net loss                                         $(1,169,686)       $ (996,524)
                                                  ----------         ---------
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                    1,200,605           950,220
  Minority interest in loss of subsidiaries           (4,143)             (690)
  Increase (decrease) in accounts
   payable and other liabilities                     308,125          (732,095)
  (Increase) decrease in cash
   held in escrow                                   (702,559)           42,905
  Increase in other assets                           (18,708)          (58,387)
  Increase in due to local general
   partners and affiliates                             2,750            62,992
  Decrease in due to local general
   partners and affiliates                           (32,083)         (141,575)
  (Decrease) increase in due to
   general partner and affiliates                   (149,340)           78,180
                                                   ---------        ----------
   Total adjustments                                 604,647           201,550
                                                   ---------         ---------
  Net cash used in operating activities             (565,039)         (794,974)
                                                   ---------         ---------

Cash flows from investing activities:
  Increase in property
   and equipment                                    (571,507)       (1,842,910)
  Decrease in investments
   available for sale                              4,000,000         2,002,412
  Increase in construction in progress           (11,242,960)       (7,797,398)
  Decrease in cash held
   in escrow                                         675,510           544,497
  Decrease in deferred costs                          16,122            13,997
  (Decrease) increase in accounts
   payable and other liabilities                    (376,355)          398,708
  Increase in due to local general
   partners and affiliates                         2,678,723           454,055
  Decrease in due to local general
   partners and affiliates                          (545,338)       (1,549,565)
  Decrease in due from local general
   partners and affiliates                           317,056                 0
                                                  ----------   ---------------
  Net cash used in
   investing activities                           (5,048,749)       (7,776,204)
                                                  ----------        -----------

          See Accompanying Notes to Consolidated Financial Statements
                                       5

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                     1997               1996
                                                   -----------------------------

Cash flows from financing activities:
  Proceeds from mortgage notes                     1,170,346         4,026,715
  Repayments of mortgage notes                      (344,515)         (932,413)
  Proceeds from construction loans                 3,176,768         2,554,522
  Repayments of construction loans                         0        (1,198,319)
  Increase in deferred costs                         (34,355)          (38,192)
  Increase in capitalization
   of consolidated subsidiaries
   attributable to minority interest                  89,519            38,387
                                                  ----------        ----------
  Net cash provided by financing
   activities                                      4,057,763         4,450,700
                                                   ---------         ---------
Net decrease in cash and
  cash equivalents                                (1,556,025)       (4,120,478)
Cash and cash equivalents at
  beginning of period                              7,573,213         9,333,536
                                                   ---------         ---------
Cash and cash equivalents at
  end of period                                   $6,017,188        $5,213,058
                                                   =========         =========
Supplemental disclosures of noncash
  investing and financing activities:
  Capitalization of deferred
   acquisition costs                                 547,625           152,961
  Conversion of construction notes
   payable to mortgage notes payable               1,450,000                 0
  Property and equipment reclassified
   from construction in progress                   4,508,671         8,653,823

Consolidation of investment in
  subsidiary partnership:*
  Decrease in property and equipment                 907,865                 0
  Increase in construction in
   progress                                         (907,865)                0

*Prior to consolidation, investments in subsidiary partnerships are included in property and equipment.


          See Accompanying Notes to Consolidated Financial Statements
                                       6

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

As of December 31, 1997, the Partnership has acquired limited partnership interests in twenty subsidiary partnerships, two of which have not been consolidated and are shown on the balance sheet, at cost, as property and equipment. The Partnership does not intend to acquire additional subsidiary partnerships. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each subsidiary partnership represents 98.99% of the partnership interests in the subsidiary partnership. The Partnership's investment in New Zion represents 41.86% of the partnership interest in the subsidiary partnership (the other 58.12% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $1,174 and $3,763, and $6,688 and $7,776 for the three and nine months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

A)  Acquisition Fees and Expenses

The General Partner was entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of both December 31, 1997 and March 31, 1997, $2,606,400 of such costs have been incurred, of which $2,509,717 and $1,962,092, respectively, have been capitalized.

B)  Other Related Party Expenses

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                              Three Months Ended             Nine Months Ended
                                  December 31,                   December 31,
                             1997         1996             1997            1996
                           ---------------------           --------------------
Partnership               $12,500        $ 73,934        $ 37,500       $196,815
management fees (a)
Expense                    21,500          37,249          94,478         95,074
reimbursement (b)
Property                   39,423          28,824         118,359         82,304
management fees (c)
Local administrative        6,000           4,000          19,000         12,000
fee (d)                   -------        --------        --------       --------
                          $79,423        $144,007        $269,337       $386,193
                           ======         =======         =======        =======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $282,000 and $245,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by Local Partnerships amounted to $64,046 and $41,311, and $176,894 and $113,587 for the three and nine months ended December 31, 1997 and 1996, respectively. Of these fees $39,423 and $28,824 and $118,359 and $82,304 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


Note 3 - Commitments and Contingencies

There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending acquisition of and final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of December 31, 1997, the Partnership has invested approximately $34,816,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $7,485,000 remains to be paid to the Local Partnerships (including approximately $3,106,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Three Local Partnership were acquired during the nine months ended December 31, 1997 for a purchase price of approximately $7,447,000 (not including an acquisition fee of approximately $548,000) of which approximately $3,114,000 remains to be paid. In addition, there was an upward purchase price adjustment during the nine months ended December 31, 1997 in the amount of $395,000 relating to one Local Partnership which was purchased in a previous fiscal year. The Partnership does not intend to acquire additional properties. During the nine months ended December 31, 1997, approximately $6,163,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $328,000 was released from escrow). An additional $1,789,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1997. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $151,000 during the nine months ended December 31, 1997 based on tax credit adjustor clauses.

For the nine months ended December 31, 1997, cash and cash equivalents of the Partnership and its eighteen consolidated Local Partnerships decreased approximately $1,556,000 primarily due to cash used in operating activities ($565,000), an increase in construction in progress ($11,243,000), an increase in property and equipment ($572,000) and a decrease in accounts payable and other liabilities relating to investing activities ($376,000) which exceeded net proceeds from mortgage and construction loans ($4,003,000), a decrease in investments available for sale ($4,000,000), a net increase in due to local general partners and affiliates relating to investing activities ($2,133,000), a decrease in cash held in escrow relating to investing activities ($676,000), a decrease in due from local general partners and affiliates relating to investing activities ($317,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($90,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $1,201,000.

The working capital reserve at December 31, 1997 and March 31, 1997 was approximately $1,103,000 and $872,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the nine months ended December 31, 1997 and 1996, the Partnership received cash flow distributions from operations of the Local Partnerships amounting to approximately $4,000 and $2,000, respectively. Management anticipates continuing to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $282,000 and $245,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively (see note 2).

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of December 31, 1997 and March 31, 1997, the gross amount of the Operating Deficit Guarantees aggregates approximately $5,139,000 and $3,360,000, respectively.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in twenty Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

As of December 31, 1997 and 1996, the Partnership had acquired an interest in twenty and sixteen Local Partnerships, eighteen and fifteen of which were consolidated, respectively. The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 1997 and 1996 consisted primarily of (1) approximately $67,000 and $130,000, and $249,000 and $428,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in seventeen of eighteen and thirteen of fifteen consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1997 as compared to 1996, rental income and all categories of expenses except general and administrative-related parties increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in or released to Local Partnerships. Other income decreased approximately $65,000 and $180,000 for the three and nine months ended December 31, 1997 as compared to 1996 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. General and administrative-related parties decreased approximately $65,000 and $117,000 for the three and nine months ended December 31, 1997 as compared to 1996, primarily due to a decrease in partnership management fees payable to the General Partner.

For the three months ended December 31, 1997 and 1996, two and one of the Partnership's eighteen and fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, zero and one of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended December 31, 1997 and 1996, fourteen and ten of the properties had completed construction and were rented up in a previous fiscal quarter. For the nine months ended December 31, 1997 and 1996, two and five of the Partnerships eighteen and fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, two and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the nine months. Also for the nine months ended December 31, 1997 and 1996, twelve and seven of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the nine months ended December 31, 1997 and 1996, two and three of the Partnership's eighteen and fifteen consolidated properties, respectively, were still under construction and four and five of the properties, respectively, had construction loans with commitments for permanent financing.

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

Date: February 9, 1998

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date: February 9, 1998

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)