Form 10-K
period 1998-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1998-06-26
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3746339
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                             10022
----------------------------------------                         ----------
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

      None

Index to exhibits may be found on page 89
Page 1 of 100

                                     PART I

Item 1.  Business.

General
-------

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

As of March 31, 1998, the Partnership has received $43,440,000 of Gross Proceeds of the Offering from 2,810 investors ("BACs holders"). The Offering was terminated on May 9, 1995. (Item 8, "Financial Statements and Supplementary Data," Note 1).

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 41.86% of the Partnership's interests in the Local Partnerships. As of March 31, 1998, the Partnership acquired interests in twenty Local Partnerships. As of March 31, 1998, approximately $34,816,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $6,148,000 remains to be paid to the Local Partnerships (including $2,399,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional subsidiary partnerships.

Investment Objectives/General Incentives
----------------------------------------

The Partnership has been formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

Competition
-----------

The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees
---------

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

Item 2.  Properties.

As of March 31, 1998, the Partnership has acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 41.86% of the partnership interest in the subsidiary partnership (the other 58.12% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule
                           --------------------------

Name and Location
(Number of Units)                            Date Acquired     % Units Occupied at May 1,
-----------------                            -------------    -----------------------------
                                                             1998    1997    1996     1995
                                                             ----    ----    ----     ----
Edward Hotel Limited Partnership
 Los Angeles, CA (47)                        November 1994    98%   100%     98%       0%*

Pacific-East L.P.
 Brooklyn, NY (39)                           December 1994   100%    97%    100%      97%

Overtown Development Group, Ltd.
 Miami, FL (65)                              December 1994    78%    89%     90%      86%**

Sumpter Commons Associates, L.P.             April 1995       95%    95%    100%       0%*
 Brooklyn, NY (21)

Park Housing Limited Partnership             May 1995         93%    97%     86%**
 Hartford, CT (30)

Livingston Manor Urban Renewal
 Associates, L.P.                            June 1995        96%    94%     34%**
 New Brunswick, NJ (50)

Jefferis Square Housing Partnership L.P.     June 1995       100%    97%      0%*
 Chester, PA (36)

2301 First Avenue Limited Partnership        August 1995      99%    97%     96%
 New York, NY (92)

Lewis Street L.P.                            October 1995     97%   100%      0%*
 Buffalo, NY (32)

Savannah Park Housing
 Limited Partnership                         October 1995     79%    77%     92%
 Washington, DC(64)

*Properties still in construction phase.
**Properties are in rent-up phase.

Name and Location
(Number of Units)                            Date Acquired     % Units Occupied at May 1,
-----------------                            -------------    -----------------------------
                                                             1998    1997    1996     1995
                                                             ----    ----    ----     ----
Brannon Group, L.C                           December 1995    94%    95%     96%
 Leisure City, FL (80)

Mansion Court Phase II Venture               December 1995   100%   100%      0%*
 Philadelphia, PA (19)

Primm Place Partners, L.P.                   December 1995    97%    31%*     0%*
 St. Louis, MI (128)

BK-9-A Partners L.P.                         December 1995   100%   100%    100%
 Brooklyn, NY (23)

BK-10K Partners L.P.                         December 1995    81%    91%    100%
 Brooklyn, NY (21)

Aspen-Olive Associates
 Philadelphia, PA (22)                       October 1996    100%     0%*

West Mill Creek Associates III L.P.
 Philadelphia, PA (72)                       January 1997     99%     0%*

Universal Court Associates
 Philadelphia, PA (32)                       April 1997        0%*

New Zion Apartments
 Shreveport, LA (100)                        November 1997     0%*

Dreitzer House
 New York, NY (32)                           December 1997     0%*

*Properties still in construction phase.
**Properties are in rent-up phase.

(1)  Properties are in rent-up phase.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service, must be prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussion of 2301 First Avenue in the Results of Operations of Certain Local Partnerships contained in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Submission  of  Matters  to a Vote  of  Security
Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1998, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of June 12, 1998, the Partnership has approximately 2,818 registered holders of an aggregate of 43,440 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                    Year ended March 31,
                                    -------------------------------------------------------
OPERATIONS                              1998           1997          1996           1995
----------                          -----------    -----------   -----------    -----------
Revenues                            $ 4,224,259    $ 3,420,191   $ 2,289,930      $489,375

Operating expenses                    6,403,970      4,840,028     2,573,212       465,423

Net (loss) income before             (2,179,711)    (1,419,837)     (283,282)       23,952
  minority interest

Minority interest in loss                30,346          2,563           415           383
 of subsidiary partnerships         -----------    -----------   -----------      --------

Net (loss) income                   $(2,149,365)   $(1,417,274)  $  (282,867)     $ 24,335
                                    ===========    ===========   ===========      ========

Net (loss) income per weighted      $    (48.98)   $    (32.30)  $     (6.60)     $   1.79
 average weighted average BAC       ===========    ===========   ===========      ========

                                                                  March 31,
                                    -------------------------------------------------------------------
FINANCIAL POSITION                      1998           1997          1996           1995        1994
------------------                  -----------    -----------   -----------    -----------   ---------

Total assets                        $85,077,315    $76,809,088   $74,448,444    $35,005,729   $  51,010
                                    ===========    ===========   ===========    ===========   =========

Total liabilities                   $46,678,291    $38,050,750   $34,647,450    $ 6,862,014   $ 125,423
                                    ===========    ===========   ===========    ===========   =========

Minority interest                   $ 3,511,585    $ 1,721,534   $ 1,346,916    $    95,670   $       0
                                    ===========    ===========   ===========    ===========   =========

Total partners' capital             $34,887,439    $37,036,804   $38,454,078    $28,048,045   $ (74,413)
                                    ===========    ===========   ===========    ===========   =========

During the years ended March 31, 1998, 1997, 1996 and 1995, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 1998, 1997, 1996 and 1995 property and equipment increased approximately $18,000,000, $11,600,000, $28,600,000 and $6,800,000 respectively, construction in progress (decreased) increased approximately $(700,000), $600,000, $4,700,000 and $800,000, respectively, and mortgage notes increased approximately $6,000,000, $4,900,000, $16,000,000 and $2,800,000, respectively. For the years ended March 31, 1996 and 1995, construction notes increased approximately $600,000 and $2,200,000, respectively. For the years ended March 31, 1996 and 1995, the increase in assets was also due to capital contributions which were not fully expended. For the year ended March 31, 1997, the increase in property and equipment and construction in progress was partially offset by a decrease in cash and cash equivalents, investments available-for-sale and cash held in escrow as a result of the funding of such acquisitions and construction. For the years ended March 31, 1997, 1996 and 1995, minority interest increased due to capital contributions from local general partners.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to the Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

The Partnership has received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $35,000,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 1998, the Partnership has invested approximately $35,000,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $3,749,000 remains to be paid to the Local Partnerships (not including approximately $2,399,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Three of the Local Partnerships were acquired during the year ended March 31, 1998, for a combined purchase price of approximately $7,256,000 not including acquisition fees of approximately $548,000, of which approximately $3,114,000 remains to be paid. In addition, there was an upward price adjustment during the year ended March 31, 1998 in the amount of $395,000 related to one Local Partnership which was purchased in the previous fiscal year. The Partnership does not intend to acquire additional properties. During the year ended March 31, 1998, approximately $8,536,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $1,035,000 was released from escrow). An additional $1,789,000 was placed into escrow for purchase price payments during the year ended March 31, 1998. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in purchase price of approximately $151,000 during the year ended March 31, 1998.

During the year ended March 31, 1998, cash and cash equivalents decreased approximately $416,000. This decrease is primarily due to construction in progress of $10,423,000, acquisition of property and equipment of $7,935,000, a decrease in accounts payable and other liabilities of $147,000, and net cash used by operating activities of $86,000, a net increase in deferred costs of $122,000, a net increase in due to local general partners and affiliates relating to investing and financing activities of $1,761,000, a decrease in due from general partner and affiliates of $317,000, net proceeds from mortgage notes and construction loans of $4,882,000, a decrease in investments available-for-sale of $6,500,000, a decrease in cash held in escrow of $2,278,000, proceeds from HUD Grant $739,000 and an increase in capitalization of consolidated subsidiaries attributable to minority interest of $1,820,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1998, approximately $792,000 of this reserve remained unused The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through certain dates as defined in the Partnership Agreement of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. All current development deficit guarantees expire within the next three years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1998, 1997 and 1996, the gross amounts of the Operating Deficit Guarantees aggregate approximately $4,597,000, $3,360,000 and $2,991,000, respectively, none of which have expired as of March 31, 1998, 1997 and 1996. All current operating deficit guarantees expire within the next three years. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. As of March 31, 1998, 1997 and 1996, approximately $343,000, $323,000 and $62,500, respectively, has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 1998, 1997 and 1996, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregate approximately $1,779,000, $1,326,000 and $1,326,000, respectively, of which approximately $1,755,000, $542,000 and $542,000 have expired as of March 31, 1998, 1997 and 1996, respectively. All current rent-up deficit guarantees expire within the next three years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset. Management does not expect a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $200,000 and $150,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively.

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

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1998, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 1998, the Partnership has not recorded or classified any property and equipment as held for sale.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years).

The net loss for the 1997, 1996 and 1995 Fiscal Years aggregated $2,149,365, $1,417,274 and $282,867, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership gener-ated $3,683,727, $2,386,725 and $920,294 Housing Tax Credits and $0, $0 and
$1,451,336 Historic Tax Credits during the 1997, 1996 and 1995, tax years, respectively.

1997 vs. 1996
-------------

As of March 31, 1998 and 1997, the Partnership had acquired an interest in twenty and seventeen Local Partnerships, respectively (zero and one of which were not consolidated and are shown on the balance sheet, at cost, as property and equipment). The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the years ended March 31, 1998 and 1997 consisted primarily of (1) approximately $287,000 and $535,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in twenty and sixteen consolidated Local Partnerships, respectively.

During the year ended March 31, 1998, rental income and all categories of expenses increased except general and administrative-related parties and the results of operations are not comparable due to the continued acquisition, construction and rent-up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods as a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income decreased approximately $42,000 for the year ended March 31, 1998 as compared to 1997, primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. For the years ended March 31, 1998 and 1997, three and seven of the Partnership's twenty and sixteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, zero and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1998 and 1997. Also for the two years ended March 31, 1998 and 1997, thirteen and seven of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1998 and 1997, three and two of the Partnership's twenty and sixteen consolidated properties, respectively, were still under construction and three and three of the properties, respectively, had construction loans with a commitment for permanent financing.

1996 vs. 1995
-------------

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

Results of Operations of a Certain Local Partnership
----------------------------------------------------

2301 First Avenue Limited Partnership
-------------------------------------

2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. Accordingly, 2301 First Avenue will be liable for any judgment in excess of the building insurance carrier's limits. A lawsuit by a Class Z limited partner seeking damages, in a material amount, has been commenced against the buildings' general contractor, and the sole stockholder of the corporate general partner. The plaintiff alleges breach of agreements involving several projects including 2301 First Avenue. The action is in the discovery stage and 2301 First Avenue and the related defendants cannot estimate damages, if any. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in and advances to 2301 First Avenue at March 31, 1998 and 1997 was approximately $531,000 and $656,000, respectively, and the minority interest balance was zero at each date. 2301 First Avenue's net loss after minority interest amounted to approximately $135,000, $261,000 and $76,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

New Zion Apartments Limited Partnership
---------------------------------------

At December 31, 1997, New Zion Apartments Limited Partnership ("New Zion") current liabilities exceed its current assets by over $149,000. Although this condition could raise substantial doubt about New Zion's ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1997 is $76,067 owed to related parties who do not intend to pursue collection beyond New Zion's ability to pay.

2. The Local General partner has agreed to fund operating deficits up to $200,000.

3. Rent subsidy payments begin January 1, 1998.

Accordingly, management believes that New Zion has the ability to continue as a going con-cern for at least one year from December 31, 1997.

Edward Hotel Limited Partnership ("Edward Hotel")
-------------------------------------------------

Edward Hotel Limited Partnership ("Edward Hotel"), a subsidiary partnership has not been paying its debt service of interest only on its $1,175,000 loan to the State of California Department of Housing and Community Development ("HCD"). Edward Hotel is in discussions with HCD and intends to restructure the terms of the loan in 1998.

Year 2000 Compliance
--------------------

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partner is in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Other
-----

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

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 8.     Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.      Consolidated Financial Statements

            Independent Auditors' Report                                  16

            Consolidated Balance Sheets at March 31, 1998 and             67
            1997

            Consolidated Statements of Operations for the years
            ended March 31, 1998, 1997 and 1996                           68

            Consolidated Statements of Changes in Partners'
            Capital for the years ended March 31, 1998, 1997 and
            1996                                                          69

            Consolidated Statements of Cash Flows for the years
            ended March 31, 1998, 1997 and 1996                           70

            Notes to Consolidated Financial Statements                    73

[Trien Rosenberg Rosenberg Weinberg
 Ciullo & Fazzari LLP Letterhead]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1998 and 1997 and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996, and 1995 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty (1997 Fiscal
Year), sixteen (1996 Fiscal Year) and fifteen (1995 Fiscal Year) subsidiary partnerships whose losses aggregated $2,083,742, $1,339,398 and $573,825 for the years ended March 31, 1998, 1997 and 1996, respectively, and whose assets constituted 89% and 75% of the Partnership's assets at March 31, 1998 and 1997, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

/s/ Trien Rosenberg Rosenberg
    Weinberg Ciullo & Fazzari LLP

Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP


New York, New York
June 18, 1998

                [HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                            /s/ Holthouse Carlin & Van Trigt LLP


Los Angeles, California
February 14, 1998

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


                                           /s/ HOLTHOUSE CARLIN & VAN TRIGHT LLP

Los Angeles, California
February 17, 1997

                   [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

       We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1997, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 1997, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman


Bethesda, Maryland
January 14, 1998

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

Bethesda, Maryland
January 23, 1996

                        [BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

Overtown Development Group, Ltd.
(A Limited Partnership)
Miami Beach, Florida

We have audited the accompanying balance sheet of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  /s/ BDO Seidman, LLP
Miami, Florida                                    Certified Public Accountants
February 12, 1998

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



Miami, Florida
January 25, 1996, except as to Note 3
 which is as of March 28, 1996.

                [LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ Lawlor, O'Brien & Chervenak, LLC

West Paterson, New Jersey
March 3, 1998

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


                                            /s/ LAWLOR, O'BRIEN & LESKOWICZ, LLC


West Paterson, New Jersey
February 27,1996

                  [KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

o The Partners
Park Housing Limited Partnership

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 1997, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 1997, and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles.

/s/ Kostin, Ruffkess & Co., LLC

West Hartford, Connecticut
February 4, 1998

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

                       [ZINER & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Livingston Manor Urban Renewal Associates, L.P.

       We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Livingston Manor Urban Renewal Association, L.P. as of December 31, 1996 were audited by other auditors whose report, dated February 13, 1997, expressed an unqualified opinion on those financial statements.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

February 13, 1998
Boston, Massachusetts

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

                       [ZINER & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Jefferis Square Housing Partnership, L.P.

       We have audited the accompanying balance sheet of Jefferis Square
Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jefferis Square Housing Partnership, L.P. as of December 31, 1996 were audited by other auditors whose report, dated February 28, 1997, expressed an unqualified opinion on those financial statements.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       /s/ Ziner & Company, P.C.

January 22, 1998
Boston, Massachusetts

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


Kingston, Pennsylvania
March 13, 1996

                   [LESHKOWITZ & COMPANY, LLP LETTERHEAD]

                          Independent Auditor's Report

To the Partners of
 2301 First Avenue Limited Partnership:

      We have audited the accompanying balance sheets of 2301 First Avenue Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/ Leshkowitz & Company, LLP

February 13, 1998
New York, New York

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


New York, New York
January 16, 1997

                    [TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]


                             INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 1998 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

                                            /s/ Toski, Schaefer & Co., P.C.


Williamsville, New York
January 20, 1998

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


Williamsville, New York
February 26, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
  Limited Partnership

      We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 /s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 24, 1998

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

Bethesda, Maryland
January 31, 1996

                          [BDO SEIDMAN, LLP LETTERHEAD]


Independent Auditors' Report

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 1997, and the related statements of profit and loss, changes in members' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                  /s/ BDO Seidman, LLP

Miami, Florida                                    Certified Public Accountants
February 16, 1998

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


                                                  /s/ BDO SEIDMAN, LLP
                                                  Certified Public Accountants
Miami, Florida
April 10, 1996

                      [ZINER & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

      We have audited the accompanying balance sheet of Mansion Court Phase II Venture (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mansion Court Phase II Venture as of December 31, 1996 were audited by other auditors whose report dated March 10, 1997, expressed an unqualified opinion on those financial statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                       /s/ Ziner & Company, P.C.

January 30, 1998
Boston, Massachusetts

                      [J.H. WILLIAMS & CO., LLP LETTERHEAD]

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


Kingston, Pennsylvania
March 6, 1996

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]


                          Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri


We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 1997 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
February 18, 1998

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



St. Louis, Missouri
February 14, 1995

                       [RAINES AND FISCHER LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



To the Partners of BK-9-A Partners, L.P.:


We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1997 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1997, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                      /s/ Raines and Fischer
New York, New York
February 17, 1998

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



                                        /s/ Raines & Fischer


New York, New York
February 6, 1996

                        [RAINES AND FISCHER LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT



To the Partners of BK-10K Partners, L.P.:


We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1997 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1997, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                      /s/ Raines and Fischer

New York, New York
February 17, 1998

                        [RAINES AND FISCHER LETTERHEAD]


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


                                        /s/ Raines & Fischer


New York, New York
February 26, 1996

                      [ZINER & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Aspen-Olive Associates
Philadelphia, Pennsylvania


       We have audited the accompanying balance sheet of Aspen-Olive Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates at December 31, 1997 and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

February 7, 1998
Boston, Massachusetts

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]



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



/s/ J.H. Williams & Co., LLP


Kingston, Pennsylvania
March 15, 1997

                       [ASHER & COMPANY, LTD. LETTERHEAD]

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

      We have audited the accompanying balance sheet of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. O-476, as of December 31, 1997 and the related statements of profit and loss, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. O-476, as of December 31, 1997, and the results of its operations, changes in its Partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Partners                                                              Page 2
West Mill Creek Associates III

       In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. O-476, internal control and a report dated February 2, 1998 on its compliance with applicable laws and regulations.


                                             /s/ Asher & Company, Ltd.

                                             ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
February 2, 1998

                      [ZINER & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Universal Court Associates

       We have audited the accompanying balance sheet of Universal Court Associates (a Pennsylvania limited partnership) (a development stage enterprise) as of December 31, 1997 and the related statements of changes in partners' equity and cash flows for the year then ended and for the period November 7, 1994 (Date of Inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates at December 31, 1997, and changes in its partners' equity and its cash flows for the year then ended and for the period November 7, 1994 (Date of Inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                       /s/ Ziner & Company, P.C.

January 30, 1998
Boston, Massachusetts

                       [COLE, EVANS & PETERSON LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana


We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership at December 31, 1997, and the related statements of income, partners' capital, and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 1997, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

To the Partners                                                           Page 2
New Zion Apartments Limited Partnership

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules 1 and 2 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Cole, Evans & Peterson

Cole, Evans & Peterson
February 22, 1998
Shreveport, Louisiana

                   [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Dreitzer Limited Partnership

      We have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the period from October 7, 1996 (inception) through December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the period from October 7, 1996 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                              /s/ Reznick Fedder & Silverman

Bethesda, Maryland
April 9, 1998

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                    ---------------------------
                                                       1998             1997
                                                    -----------     -----------
ASSETS

Property and equipment - at cost,
   less accumulated depreciation
   (Notes 2 and 4)                                  $65,105,052     $47,064,479
Construction in progress                              5,419,271       6,147,275
Cash and cash equivalents (Notes 2 and 10)            7,157,348       7,573,213
Investments available for sale (Note 2)                       0       6,500,000
Cash held in escrow (Note 5)                          5,331,779       6,973,508
Deferred costs, less accumulated amortization
   (Notes 2 and 6)                                    1,076,148       1,656,870
Other assets                                            987,717         576,688
Due from local general partner and affiliates                 0         317,056
                                                    -----------     -----------

                                                    $85,077,315     $76,809,089
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 7)                  $29,673,823     $23,706,680
   Construction loan payable (Note 7)                 7,080,766       8,165,460
   Accounts payable and other liabilities             3,322,397       2,463,550
   Due to local general partners and
      affiliates (Note 8)                             5,986,326       3,480,031
   Due to general partner and affiliates (Note 8)       614,979         235,030
                                                    -----------     -----------

                                                     46,678,291      38,050,751
                                                    -----------     -----------

Minority interest                                     3,511,585       1,721,534
                                                    -----------     -----------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital:
   Limited partners (43,440 BACs issued and
      outstanding) (Note 1)                          34,924,692      37,052,563
   General Partner                                      (37,253)        (15,759)
                                                    -----------     -----------

      Total partners' capital                        34,887,439      37,036,804
                                                    -----------     -----------

      Total liabilities and partners' capital       $85,077,315     $76,809,089
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended March 31,
                                      -----------------------------------------
                                          1998           1997           1996
                                      -----------    -----------    -----------
Revenues
   Rental income                      $ 3,583,763    $ 2,737,310    $ 1,315,538
   Other income                           640,496        682,881        974,392
                                      -----------    -----------    -----------

                                        4,224,259      3,420,191      2,289,930
                                      -----------    -----------    -----------

Expenses
   General and administrative           1,340,081      1,118,716        676,153
   General and administrative-related
     parties (Note 8)                     392,769        494,031        417,432
   Repairs and maintenance                477,641        345,582         96,978
   Operating and other                    513,816        427,306        196,438
   Real estate taxes                      198,566        109,362         26,095
   Insurance                              252,926        187,773         80,571
   Financial, principally interest      1,271,723        772,263        423,277
   Depreciation and amortization        1,956,448      1,384,995        656,268
                                      -----------    -----------    -----------

     Total expenses                     6,403,970      4,840,028      2,573,212
                                      -----------    -----------    -----------

Net loss before minority interest      (2,179,711)    (1,419,837)      (283,282)

Minority interest in loss of
   subsidiary partnerships                 30,346          2,563            415
                                      -----------    -----------    -----------

Net loss                              $(2,149,365)   $(1,417,274)   $  (282,867)
                                      ===========    ===========    ===========

Net loss - limited partners           $(2,127,871)   $(1,403,101)   $  (280,038)
                                      ===========    ===========    ===========

Weighted average number of
   BACs outstanding                        43,440         43,440         42,407
                                      ===========    ===========    ===========

Net loss per weighted average BAC     $    (48.98)   $    (32.30)   $     (6.60)
                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                         Limited       General
                                          Total          Partners      Partners
                                       ------------    ------------    --------
Partners' capital - April 1, 1995      $ 28,048,045    $ 28,046,802    $  1,243

Capital contributions                    12,010,000      12,010,000           0

Offering costs                           (1,321,100)     (1,321,100)          0

Net loss                                   (282,867)       (280,038)     (2,829)
                                       ------------    ------------    --------

Partners' capital - March 31, 1996       38,454,078      38,455,664      (1,586)

Net loss                                 (1,417,274)     (1,403,101)    (14,173)
                                       ------------    ------------    --------

Partners' capital - March 31, 1997       37,036,804      37,052,563     (15,759)

Net loss                                 (2,149,365)     (2,127,871)    (21,494)
                                       ------------    ------------    --------

Partners' capital - March 31, 1998     $ 34,887,439    $ 34,924,692    $(37,253)
                                       ============    ============    ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Year Ended March 31,
                                                     --------------------------------------------
                                                         1998            1997*           1996
                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                          $ (2,149,365)   $ (1,417,274)   $   (282,867)
                                                     ------------    ------------    ------------
   Adjustments to reconcile net loss
     to net cash (used in) provided by
     operating activities:
   Depreciation and amortization                        1,956,448       1,384,995         656,268
   Minority interest in loss of subsidiary
     partnerships                                         (30,346)         (2,563)           (415)
   (Increase) decrease in assets:
     Cash held in escrow                                 (636,458)        (45,158)       (752,883)
     Other assets                                        (411,029)        357,751        (821,769)
   Increase (decrease) in liabilities:
     Accounts payable and other liabilities               689,710        (366,636)      2,531,185
     Increase in due to local general partners
       and affiliates                                     143,079          65,509          30,406
     Decrease in due to local general partners
       and affiliates                                     (28,370)        (22,316)        (79,307)
     Due to general partners and affiliates               379,949         205,997          31,950
                                                     ------------    ------------    ------------
     Total adjustments                                  2,062,983       1,577,579       1,595,435
                                                     ------------    ------------    ------------
   Net cash (used in) provided
     by operating activities                              (86,382)        160,305       1,312,568
                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment               (7,935,339)       (874,638)    (11,552,820)
   Decrease (increase) in investments available
     for sale                                           6,500,000       5,002,412       8,497,588
   Construction in progress                           (10,422,857)    (13,962,919)    (17,921,132)
   Proceeds from HUD Upfront Grant                        739,060       3,153,274               0
   Decrease (increase) in cash held in escrow           2,278,187       2,478,213      (3,733,375)
   Increase in deferred costs                             (40,414)              0        (916,737)
   (Decrease) increase in accounts payable and
     other liabilities                                   (146,575)     (1,479,462)              0
   Decrease in due to local general partners
     and affiliates                                      (726,170)     (1,304,711)       (335,905)
   Increase in due to local general partners
     and affiliates                                     2,461,021       1,148,356               0
   Decrease (increase) in due from general partner
     and affiliates                                       317,056        (317,056)              0
                                                     ------------    ------------    ------------
   Net cash used in investing activities               (6,976,031)     (6,156,531)    (25,962,381)
                                                     ------------    ------------    ------------


*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 Year Ended March 31,
                                                      ------------------------------------------
                                                         1998            1997           1996
                                                      -----------    -----------    ------------
Cash flows from financing activities:
   Capital contributions received                               0              0      12,010,000
   Proceeds from mortgage notes                         6,015,334      4,706,715      11,085,550
   Principal payments of mortgage notes                (1,498,191)      (955,253)       (802,053)
   Proceeds from construction loans                       365,306      2,967,158       8,261,957
   Repayments of construction loans                             0     (1,898,737)              0
   (Decrease) increase in due to general partner
     and affiliates                                             0              0        (287,114)
   Increase in due to local general partners
     and affiliates                                        25,716         19,950         960,603
   Decrease in due to local general partners
     and affiliates                                             0       (985,707)       (306,880)
   Increase in offering costs                                   0              0      (1,321,100)
   (Increase) decrease in deferred financing costs        (82,014)         4,596        (898,230)
   Increase in capitalization of consolidated
     subsidiaries attributable to minority interest     1,820,397        377,181         601,661
                                                      -----------    -----------    ------------
   Net cash provided by financing activities            6,646,548      4,235,903      29,304,394
                                                      -----------    -----------    ------------

Net decrease in cash and cash equivalents             $  (415,865)   $(1,760,323)   $  4,654,581

Cash and cash equivalents at beginning of year          7,573,213      9,333,536       4,678,955
                                                      -----------    -----------    ------------

Cash and cash equivalents at end of year              $ 7,157,348    $ 7,573,213    $  9,333,536
                                                      ===========    ===========    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               Year Ended March 31,
                                                     ---------------------------------------
                                                        1998           1997         1996
                                                     -----------   -----------   -----------
Supplemental disclosure of cash flows information:
Cash paid during the year for interest               $   728,365   $   705,544   $   533,435

Supplemental disclosure of noncash investing
   and financing activities:
Capitalization of acquisition costs                  $   605,351   $   532,418   $ 1,225,842

Construction in progress reclassified to
   property and equipment                            $10,730,982   $11,062,675   $13,406,553

Mortgage notes payable converted from
   construction notes payable                        $ 1,450,000   $ 1,164,918   $ 2,214,890

Increase in deferred financing costs through
   accounts payable and other liabilities            $     9,064   $         0   $         0

Increase in property and equipment through
   increase in due to local general partners
   and affiliates                                    $   631,019   $         0   $ 3,010,395

Increase in construction in progress through
   accounts payable and other liabilities            $   264,148   $   752,724   $   199,049

Increase in construction in progress through
   accounts payable and other liabilities and a
     decrease in deferred financing costs            $    55,033   $         0   $         0

Increase in construction in progress through
   due to local general partners and affiliates      $         0   $    62,805   $         0

Increase in escrow deposits funded through
   proceeds from mortgage notes payable              $         0   $         0   $ 4,135,600

Reduction in mortgage notes payable assumed
   by a minority interest partner                    $         0   $         0   $   650,000

Increase in property and equipment through
   accounts payable and other liabilities            $         0   $   486,909   $         0

Increase in deferred financing costs through
   construction in progress                          $         0   $    15,000   $         0

Increase in construction in progress through
   deferred financing costs                          $         0   $    66,857   $         0

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

As of March 31, 1998, the Partnership has acquired a limited partnership interest in twenty subsidiary partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1998, the Partnership has raised a total of $43,440,000 representing 43,440 BACs.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty, seventeen (one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment) and fifteen subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 1998, 1997 and 1996, respectively, (the 1997, 1996 and 1995 Fiscal Years). Through the rights of the Partnership and/or affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,700, $10,300 and $5,200 for the years ended March 31, 1998, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Investments Available-For-Sale

At inception, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. At March 31, 1998 and 1997, the Company has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

At March 31, 1997, the Partnership's investments classified as investments available for sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

e)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation ac-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

counts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1998, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 1998, the Partnership has not recorded or classified any property and equipment as held for sale.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in
Escrow

The carrying amount approximates fair value.

Mortgage Notes Payable

The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                   March 31, 1998             March 31, 1997
                                              ------------------------   ------------------------
                                               Carrying                   Carrying
                                                Amount      Fair Value     Amount      Fair Value
                                              -----------   ----------   -----------   ----------
Mortgage notes payable for which it is:

Practicable to estimate fair value            $ 2,838,263   $1,635,922   $ 1,403,311   $1,282,385
Not practicable                               $26,835,560            *   $22,303,369            *

Construction Loans Payable for which it is:

Practicable to estimate fair value            $         0   $        0   $ 1,353,030   $  316,302
Not Practicable                               $ 7,080,766            *   $ 6,812,430            *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Management believes it is not practical to estimate the fair value of due to local and general partners and affiliates because market information on such unique loans are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                March 31,             Estimated
                                      ----------------------------  Useful Lives
                                          1998              1997        (Years)
                                      ------------    ------------  ------------
Land                                  $  1,166,783    $  1,066,980       --
Building and improvements               66,799,722      45,710,274     20-40
Investment in limited partnership *              0       1,577,356
Furniture and fixtures                     938,664         647,867      5-12
                                      ------------    ------------

                                        68,905,169      49,002,477
Less:  Accumulated depreciation         (3,800,117)     (1,937,998)
                                      ------------    ------------

                                      $ 65,105,052    $ 47,064,479
                                      ============    ============

*Represents the Partnership's investment, at cost, as of March 31, 1997, in West Mill Creek Associates III L.P. which was acquired in January 1997 and was not consolidated in the accompanying financial statements.

Included in property and equipment at March 31, 1998 and 1997 was $2,509,717 and $1,962,092, respectively, of acquisition fees paid to the General Partner and $1,178,468 and $943,592, respectively, of acquisition expenses. In addition, as of March 31, 1998 and 1997, building and improvements and construction in progress includes $945,183 and $598,355, respectively, of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $7,983,690 and $5,626,681 to the local general partners and affiliates as of March 31, 1998 and 1997, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $1,862,118, $1,328,528 and $567,897, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                              March 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Purchase price payments*                              $2,398,699      $1,644,979
Construction                                             967,165       4,322,325
Real estate taxes, insurance and other                 1,439,777         803,319
Reserve for replacements                                 526,138         202,885
                                                      ----------      ----------

                                                      $5,331,779      $6,973,508
                                                      ==========      ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                 March 31,
                                        --------------------------
                                            1998           1997         Period
                                        -----------     ----------    ----------
Financing costs                         $ 1,044,824     $  966,279        *
Deferred acquisition costs                   96,683        702,034        **
Organization costs                          177,811        137,398    60 months
                                        -----------     ----------
                                          1,319,318      1,805,711
Less:  Accumulated amortization            (243,170)      (148,841)
                                        -----------     ----------

                                        $ 1,076,148     $1,656,870
                                        ===========     ==========

*Over the life of the related mortgages.

**Will be capitalized as part of the cost of future acquisitions.

Amortization expense for the years ended March 31, 1998, 1997 and 1996 amounted to $94,330, $56,467 and $88,371, respectively.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $54,000 including principal and interest at rates varying from 0% to 10.5% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Annual principal payment requirements, as of March 31, 1998 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending               Amount
------------------            -----------
1998                          $   219,510
1999                              242,249
2000                              253,781
2001                              271,304
2002                              291,760
Thereafter                     28,395,219
                              -----------

                              $29,673,823
                              ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $8,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 1997 and 1996, three and four subsidiary partnerships have construction loan commitments totaling approximately $11,227,000 and $9,562,000, respectively. As of December 31, 1997 and 1996, such loans have an outstanding balance of approximately $7,081,000 and $8,165,000, respectively.

In addition, the U.S. Department of Housing and Urban Development ("HUD") has committed to provide an Upfront Grant totaling $4,160,000 towards the construction and development of one Local Partnership. Grant funds totaling $3,951,813 were utilized by the Local Partnership as of December 31, 1997.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata share of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1998 and 1997 are as follows:

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


A)  Acquisition Fees

The General Partner was entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees have been capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of both March 31, 1998 and 1997, $2,606,400 of such costs have been incurred, of which $2,509,717 and $1,962,092, respectively have been capitalized.

B)  Guarantees

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through certain dates as defined in the Partnership Agreement of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. All current development deficit guarantees expire within the next three years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1998, 1997 and 1996, the gross amounts of the Operating Deficit Guarantees aggregate approximately $4,597,000, $3,360,000 and $2,991,000, respectively, none of which have expired as of March 31, 1998, 1997 and 1996. All current operating deficit guarantees expire within the next three years. As of March 31, 1998, 1997 and 1996, approximately $343,000, $323,000 and $62,500, respectively, has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 1998, 1997 and 1996, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregate approximately $1,779,000, $1,326,000 and $1,326,000, respectively, of which approximately $1,755,000, $542,000 and $542,000 have expired as of March 31, 1998, 1997 and 1996, respectively. All current rent-up deficit guarantees expire within the next three years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset. Management does not expect a material impact on liquidity, based on prior years' fundings.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

C)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                    Year Ended March 31,
                                            ------------------------------------
                                              1998          1997          1996
                                            --------      --------      --------
Partnership management fees (a)             $ 50,000      $237,252      $245,805
Expense reimbursement (b)                    119,911        91,999        79,409
Property management fees (c)                 178,858       139,780        75,718
Local administrative fees (d)                 44,000        25,000        16,500
                                            --------      --------      --------

                                            $392,769      $494,031      $417,432
                                            ========      ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $200,000 and $150,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively.

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

(c) Property management fees incurred by Local Partnerships amounted to $262,356, $180,668 and $94,682 for the years ended March 31, 1998, 1997 and
1996, respectively. Of these fees, $178,858, $139,780 and $75,718 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                               March 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Operating advances                                     $   41,001     $   33,648
Development fee payable                                 3,595,647      2,695,502
Other capitalized costs                                   116,335        116,335
Construction costs payable                                731,017         98,101
General Partner loan payable (i)                          143,237        117,521
Construction advances                                   1,223,790        390,981
Management and other operating fees                       135,299         27,943
                                                       ----------     ----------

                                                       $5,986,326     $3,480,031
                                                       ==========     ==========

(i) General Partner loan payable consists of the following:

Sumpter Commons Associates, L.P.
--------------------------------

This loan bears interest at 8% per annum
and is expected to be paid in 1998                     $  139,237     $  117,521
                                                       ==========     ==========

New Zion Apartments L.P.
------------------------

This loan is unsecured, noninterest bearing
and due on demand                                      $    4,000     $        0
                                                       ==========     ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                              For the Year Ended
                                                                    December 31,
                                               -----------------------------------------
                                                  1997           1996           1995
                                               -----------    -----------    -----------
Financial statement net loss                   $(2,149,365)   $(1,417,274)   $  (282,867)

Differences between depreciation and
amortization expense records for financial
reporting purposes and the accelerated costs
recovery system utilized for income tax
purposes                                          (179,924)      (134,273)       (37,001)

Differences resulting from parent company
having a different fiscal year for income
tax and financial reporting purposes                59,523              0         78,935

Tax exempt interest income                        (356,817)      (595,958)      (937,526)

Other, including accruals for financial
reporting not deductible for tax purposes
until paid                                         122,513        119,542         94,112
                                               -----------    -----------    -----------

Net loss as shown on the income tax return
for the calendar year ended                    $(2,504,070)   $(2,027,963)   $(1,084,347)
                                               ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

2301 First Avenue Limited Partnership
-------------------------------------

2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. Accordingly, 2301 First Avenue will be liable for any judgment in excess of the building insurance carrier's limits. A lawsuit by a Class Z limited partner seeking damages, in a material amount, has been commenced against the buildings' general contractor, and the sole stockholder of the corporate general partner. The plaintiff alleges breach of agreements involving several projects including 2301 First Avenue. The action is in the discovery stage and 2301 First Avenue and the related defendants cannot estimate damages, if any. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in and advances to 2301 First Avenue at March 31, 1998 and 1997 was approximately $531,000 and $656,000, respectively, and the minority interest balance was zero at each date. 2301 First Avenue's net loss after minority interest amounted to approximately $135,000, $261,000 and $76,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

New Zion Apartments Limited Partnership
---------------------------------------

At December 31, 1997, New Zion Apartments Limited Partnership ("New Zion") current liabilities exceed its current assets by over $149,000. Although this condition could raise substantial doubt about New Zion's ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1997 is $76,067 owed to related parties who do not intend to pursue collection beyond New Zion's ability to pay.

2. The Local General partner has agreed to fund operating deficits up to $200,000.

3. Rent subsidy payments begin January 1, 1998.

Accordingly, management believes that New Zion has the ability to continue as a going concern for at least one year from December 31, 1997.

b)  Leases

One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years and monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

1998                                   $   21,252
1999                                       21,252
2000                                       21,252
2001                                       21,252
2002                                       21,252
Thereafter                                935,088
                                       ----------
                                       $1,041,348
                                       ==========

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $4,877,000 at March 31, 1998.

d)  Loan Default

Edward Hotel Limited Partnership ("Edward Hotel"), a subsidiary partnership has not been paying its debt service of interest only on its $1,175,000 loan to the State of California Department of Housing and Community Development ("HCD"). Edward Hotel is in discussions with HCD and intends to restructure the terms of the loan in 1998.

e)  Other

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $3,683,727, $2,386,725 and $920,294 Tax Credits and $0, $0 and $1,451,336 Historic Tax Credits during the 1997, 1996 and 1995 tax years, respectively.

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

Name                             Position
----                             --------

Stephen M. Ross                  Director

J. Michael Fried                 President, Chief Executive Officer and Director

Alan P. Hirmes                   Senior Vice President

Stuart J. Boesky                 Vice President

Marc D. Schnitzer                Vice President

Glenn F. Hopps                   Treasurer

Lynn A. McMahon                  Secretary

STEPHEN M. ROSS, 58, President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified

Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY,42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 37, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 35, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has, since 1983, served as Assistant to the President of Capital. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                        Name and Address of    Amount and Nature of         Percentage
Title of Class          Beneficial Ownership   Beneficial Ownership           of Class
--------------          --------------------   --------------------         ----------

General Partnership     Related Independence   $1,000 capital contribution      100%
Interest in the         Associates III L.P.    -directly owned
Partnership             625 Madison Avenue
                        New York, NY 10022

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                          Page
                                                                      ----------

(a)1.     Financial Statements

          Independent Auditors' Report                                    16

          Consolidated Balance Sheets at March 31, 1998 and 1997          67

          Consolidated Statements of Operations for the years
          ended March 31, 1998, 1997 and 1996                             68

          Consolidated Statements of Changes in Partners' Capital
          for the years ended March 31, 1998, 1997 and 1996               69

          Consolidated Statements of Cash Flows for the years
          ended March 31, 1998, 1997 and 1996                             70

          Notes to Consolidated Financial Statements                      73

(a) 2.    Consolidated Financial Statement Schedules

          Independent Auditors' Report                                    94

          Schedule I - Condensed Financial Information of
          Registrant                                                      95

          Schedule III - Real Estate and Accumulated Depreciation         98

          All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a)3.     Exhibits

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

(3B)      Form of Amended and Restated Agreement of Limited
          Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)      Certificate of Limited Partnership of Independence Tax
          Credit Plus L.P. III as filed on December 23, 1993*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)     Escrow Agreement between Independence Tax Credit Plus
          L.P. III and Bankers Trust Company*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                          Page
                                                                      ----------

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
          Interests*

(10D)     Form of Amended and Restated Agreement of Limited
          Partnership of Local Partnerships*

(21)      Subsidiaries of the Registrant                                 91

(27)      Financial Data Schedule (filed herewith)                      100

          *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration
          No. 33-37704}

          **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration
          No. 33-37704}

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K. (continued)

                                                                   Jurisdiction
(c)       Subsidiaries of the Registrant (Exhibit 21)            of Organization
          ------------------------------                         ---------------

          Edward Hotel Limited Partnership                              CA
          Pacific-East L.P.                                             NY
          Overtown Development Group, Ltd.                              FL
          Sumpter Commons Associates, L.P.                              NY
          Park Housing Limited Partnership                              CT
          Livingston Manor Urban Renewal Associates, L.P.               NJ
          Jefferis Square Housing Partnership, L.P.                     PA
          2301 First Avenue Limited Partnership                         NY
          Lewis Street Limited Partnership                              NY
          Savannah Park Housing Limited Partnership                     DC
          Brannon Group, L.C.                                           FL
          Mansion Court Phase II Venture                                PA
          Primm Place Partners, L.P.                                    MI
          BK-9-A Partners L.P.                                          NY
          BK-10K Partners L.P.                                          NY
          Aspen-Olive Associates                                        PA
          West Mill Creek Associates, III L.P.                          PA
          Universal Court Associates                                    PA
          New Zion Apartments                                           LA
          Dreitzer House                                                NY

(d)       Not applicable

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)

                             By: RELATED INDEPENDENCE ASSOCIATES III L.P.,
                                 General Partner

                             By: RELATED INDEPENDENCE ASSOCIATES III INC.,
                                 General Partner

Date: June 26, 1998          By: /s/ J. Michael Fried
                                 --------------------
                                 J. Michael Fried
                                 President, Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                       Title                         Date
------------------------   -------------------------------------   -------------
                           President and Chief Executive Officer
/s/ J. Michael Fried       (principal executive officer)
------------------------   and Director of Related
J. Michael Fried           Independence Associates III Inc.        June 26, 1998


                           Senior Vice President
/s/ Alan P. Hirmes         (principal financial officer)
------------------------   of Related Independence
Alan P. Hirmes             Associates III Inc.                     June 26, 1998



/s/ Glenn F. Hopps         Treasurer (principal
------------------------   accounting officer) of Related
Glenn F. Hopps             Independence Associates III Inc.        June 26, 1998


/s/ Stephen M. Ross
------------------------   Director of Related
Stephen M. Ross            Independence Associates III Inc.        June 26, 1998


[Trien Rosenberg Rosenberg
 Weinberg Ciullo & Fazzari LLP Letterhead]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries included in the Form 10-K as presented in our opinion dated June 18, 1998 on page 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1997, 1996 and 1995 Fiscal Years and Schedule III as of March 31, 1998. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 18, 1998

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              March 31,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------     -----------
Cash and cash equivalents                            $ 4,540,828     $ 6,284,385
Investments available-for-sale                                 0       6,500,000
Investment in subsidiary partnerships                 28,091,849      21,714,210
Cash held in escrow                                    2,398,699       1,644,979
Due from subsidiary partnerships                               0         317,056
Other assets                                             130,959         786,239
                                                     -----------     -----------

   Total assets                                      $35,162,335     $37,246,869
                                                     ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                $   274,364     $   208,530
Other liabilities                                            532           1,535
                                                     -----------     -----------

   Total liabilities                                     274,896         210,065

Partners' capital                                     34,887,439      37,036,804
                                                     -----------     -----------

Total liabilities and partners' capital              $35,162,335     $37,246,869
                                                     ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                               ---------------------------------------
                                                   1998          1997           1996
                                               -----------    -----------    ---------
Revenues

   Interest income                             $   292,655    $   545,693    $ 927,746
   Other                                               200            150           50
                                               -----------    -----------    ---------

   Total revenues                                  292,855        545,843      927,796
                                               -----------    -----------    ---------

Expenses

   Administrative and management                   169,780        256,133      284,381
   Administrative and management-
   related parties                                 169,911        329,251      325,214
   Amortization                                     10,000         10,000       10,000
                                               -----------    -----------    ---------

   Total expenses                                  349,691        595,384      619,595
                                               -----------    -----------    ---------

   (Loss) income from operations                   (56,836)       (49,541)     308,201

   Equity in loss of subsidiary partnerships    (2,092,529)    (1,367,733)    (591,068)
                                               -----------    -----------    ---------

Net loss                                       $(2,149,365)   $(1,417,274)   $(282,867)
                                               ===========    ===========    =========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Year Ended March 31,
                                               ------------------------------------------
                                                  1998           1997           1996*
                                               -----------    -----------    ------------
Cash flows from operating activities:

Net loss                                       $(2,149,365)   $(1,417,274)   $   (282,867)
                                               -----------    -----------    ------------

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization                                        10,000         10,000          10,000
Equity in loss of subsidiary partnerships        2,092,529      1,367,733         591,068
Due from subsidiary partnerships                   317,056       (251,082)        (65,974)
Increase (decrease) in assets:
   Other assets                                    645,280        626,868         224,483
Increase (decrease) in liabilities:
   Due to general partners and affiliates           65,834        198,497        (274,164)
   Other liabilities                                (1,003)          (565)        (34,673)
                                               -----------    -----------    ------------

Total adjustments                                3,129,696      1,951,451         450,740
                                               -----------    -----------    ------------

Net cash provided by operating activities          980,331        534,177         167,873
                                               -----------    -----------    ------------

Cash flows from investing activities:

Decrease in investments
   available-for-sale                            6,500,000      5,002,412       8,497,588
Capital contributions                                    0              0      12,010,000
Offering costs                                           0              0      (1,321,100)
Investment in subsidiary partnerships           (8,473,919)    (6,290,122)    (15,126,721)
Distributions from subsidiary partnerships           3,751          9,147               0
Increase (decrease) in cash held in escrow        (753,720)     1,100,752      (2,108,231)
                                               -----------    -----------    ------------
Net cash (used in) provided by
   investing activities                         (2,723,888)      (177,811)      1,951,536
                                               -----------    -----------    ------------
Net (decrease) increase in cash and
   cash equivalents                             (1,743,557)       356,366       2,119,409

Cash and cash equivalents, beginning of year     6,284,385      5,928,019       3,808,610
                                               -----------    -----------    ------------

Cash and cash equivalents, end of year         $ 4,540,828    $ 6,284,385    $  5,928,019
                                               ===========    ===========    ============

*Reclassified for comparative purposes.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998

                                                               Initial              Cost               Gross Amount at which
                                                        Cost to Partnership      Capitalized         Carried At Close of Period
                                                     -------------------------  Subsequent to  -------------------------------------
                                                                Buildings and    Acquisition:             Buildings and
           Description                 Encumbrances     Land     Improvements   Improvements     Land     Improvements      Total
--------------------------------       -----------   ----------  -------------  -----------    ---------  -------------  -----------
Apartment Complexes

Edward Hotel Limited Partnership       $ 2,399,459   $  275,000   $   591,240   $ 2,569,916   $  281,123   $ 3,155,033   $ 3,436,156
   Los Angeles, CA
Pacific East, L.P.                       2,159,530        1,950     3,125,584       156,037        8,075     3,275,496     3,283,571
   Brooklyn, NY
Overtown Development Group, Ltd.         1,446,235       52,284     2,627,099       147,487       58,408     2,768,462     2,826,870
   Miami, FL
Sumpter Commons Associates, L.P.         1,253,898          500     1,862,916        46,663        3,673     1,906,406     1,910,079
Park Housing Limited Partnership           851,456        5,000     2,343,351        64,880        8,173     2,405,058     2,413,231
Livingston Manor Urban Renewal           3,080,000      119,988     7,047,532       578,995      123,161     7,623,354     7,746,515
   Associates, L.P.
Jefferis Square Housing                  1,900,000       55,158             0     4,581,407       39,347     4,597,218     4,636,565
   Partnership, L.P.
2301 First Avenue Limited Partnership    5,558,533       64,350     5,818,269        83,080       67,523     5,898,176     5,965,699
Lewis Street Limited Partnership         1,600,000        7,000             0     2,746,565       10,173     2,743,392     2,753,565
Savannah Park Housing Limited              885,633            0     2,049,888     2,054,271        3,173     4,100,986     4,104,159
   Partnership
Brannon Group, L.C                       2,366,025      380,000     2,598,402        63,464      383,173     2,658,693     3,041,866
Independence Tax Credit Fund L.P.        2,387,072        1,732       339,661     6,157,346        5,123     6,493,616     6,498,739
   (Mansion Court Phase II Venture and
   Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.               4,395,000      168,258             0     6,991,409       67,777     7,091,890     7,159,667
BK-9-A Partners L.P.                     1,087,690            0     1,517,313       (57,378)       3,173     1,456,762     1,459,935
BK-10K Partnres L.P.                     1,216,390       11,000     1,637,762        (8,271)      14,176     1,626,315     1,640,491
Westmill Creek Associates III L.P.       2,773,583       37,031     6,922,563        12,362       37,649     6,934,307     6,971,956
Universal Court Associates                       0       31,024       279,220        12,362       31,642       290,964       322,606
New Zion Apartments                      1,125,750       20,000     2,688,770        12,362       20,618     2,700,514     2,721,132
Dreitzer House                             268,335            5             0        12,362          623        11,744        12,367
                                       -----------   ----------   -----------   -----------   ----------   -----------   -----------

                                       $36,754,589   $1,230,280   $41,449,570   $26,225,319   $1,166,783   $67,738,386   $68,905,169
                                       ===========   ==========   ===========   ===========   ==========   ===========   ===========

                                                                                       Life on which
                                                                                      Depreciation in
                                                             Year of                   Latest Income
                                          Accumulated   Construction/      Date      Statements are
           Description                    Depreciation   Renovation      Acquired      Computed(a)
--------------------------------          ------------  -------------    ---------   --------------
Apartment Complexes

Edward Hotel Limited Partnership          $  282,261      1994-95       Nov. 1994     40 years
   Los Angeles, CA
Pacific East, L.P.                           452,441      1994-95       Dec. 1994     27.5 years
   Brooklyn, NY
Overtown Development Group, Ltd.             236,372      1994-95       Dec. 1994     27.5 years
   Miami, FL
Sumpter Commons Associates, L.P.             164,502      1995-96       Apr. 1995     27.5 years
Park Housing Limited Partnership             180,080      1995-96       May 1995      27.5 years
Livingston Manor Urban Renewal               359,493      1995-96       June 1995     40 years
   Associates, L.P.
Jefferis Square Housing                      188,292      1995-96       June 1995     20 - 40 years
   Partnership, L.P.
2301 First Avenue Limited Partnership        623,658      1995-96       Aug. 1995     27.5 years
Lewis Street Limited Partnership             174,875      1995-96       Oct. 1995     27.5 years
Savannah Park Housing Limited                283,367      1995-96       Oct. 1995     27.5 years
   Partnership
Brannon Group, L.C                           178,011      1995-96       Dec. 1995     40 years
Independence Tax Credit Fund L.P.            122,716      1995-96       Dec. 1995     20 - 40 years
   (Mansion Court Phase II Venture and
   Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                   116,689      1995-96       Dec. 1995     10 - 40 years
BK-9-A Partners L.P.                         107,106      1995-96       Dec. 1995     40 years
BK-10K Partnres L.P.                         119,582      1995-96       Dec. 1995     40 years
Westmill Creek Associates III L.P.           189,094      1997-98       Dec. 1996     27.5 years
Universal Court Associates                     1,833      1997-98       Apr. 1997     27.5 years
New Zion Apartments                           17,912      1997-98       Nov. 1997     15 - 27.5 years
Dreitzer House                                 1,833      1997-98       Dec. 1997     27.5 years
                                          ----------

                                          $3,800,117
                                          ==========

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998
                                  (continued)

                                      Cost of Property and Equipment            Accumulated Depreciation
                                 ---------------------------------------   ----------------------------------
                                                               Year Ended March 31,
                                 ----------------------------------------------------------------------------
                                     1998          1997          1996         1998         1997        1996
                                 -----------   -----------   -----------   ----------   ----------   --------
Balance at beginning of period   $49,002,477   $36,045,837   $ 6,850,227   $1,937,998   $  609,470   $ 41,573
   Additions during period:
   Improvements                   19,902,692    12,956,640    29,195,610
   Depreciation expense                                                     1,862,119    1,328,528    567,897
Deductions during period:
   Dispositions                            0             0             0            0            0          0
                                 -----------   -----------   -----------   ----------   ----------   --------
Balance at close of period       $68,905,169   $49,002,477   $36,045,837   $3,800,117   $1,937,998   $609,470
                                 ===========   ===========   ===========   ==========   ==========   ========

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