Form 10-Q
period 1998-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1998-08-10
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3746339
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                             10022
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 ===========       ===========
                                                   June 30,          March 31,
                                                     1998              1998
                                                 -----------       -----------
ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $4,310,999 and $3,800,117,
  respectively                                   $64,607,874       $65,105,052
Construction in progress                           6,985,776         5,419,271
Cash and cash equivalents                          5,768,711         7,157,348
Investments available for sale                       500,000                 0
Cash held in escrow                                5,203,148         5,331,779
Deferred costs, less accumulated
  amortization of $268,906
  and $243,170, respectively                       1,050,562         1,076,148
Other assets                                         925,664           987,717
                                                 -----------       -----------
  Total assets                                   $85,041,735       $85,077,315
                                                 ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                         $30,083,014       $29,673,823
  Construction loan payable                        7,621,533         7,080,766
  Accounts payable and other
   liabilities                                     2,924,814         3,322,397
  Due to local general partners and
   affiliates                                      5,841,269         5,986,326
  Due to general partner and affiliates              723,064           614,979
                                                 -----------       -----------
   Total liabilities                              47,193,694        46,678,291
                                                 -----------       -----------
Minority interest                                  3,512,177         3,511,585
                                                 -----------       -----------
Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (43,440 BACs
   issued and outstanding)                        34,378,633        34,924,692
  General partner                                    (42,769)          (37,253)
                                                 -----------       -----------
   Total partners' capital                        34,335,864        34,887,439
                                                 -----------       -----------
   Total liabilities and partners'
     capital                                     $85,041,735       $85,077,315
                                                 ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 ===============================
                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                      1998               1997
                                                 ------------------------------
Revenues
Rental income                                    $ 1,210,930        $   781,870
Other income                                          81,730            128,699
                                                 -----------        -----------
Total revenues                                     1,292,660            910,569
                                                 -----------        -----------

Expenses
General and administrative                           371,299            282,684
General and administrative-
  related parties (Note 2)                           175,923            103,697
Repairs and maintenance                              166,174             77,628
Operating                                            153,166            128,619
Taxes                                                 48,487             38,129
Insurance                                             93,397             73,393
Financial, principally interest                      291,509            215,097
Depreciation and amortization                        536,618            383,154
                                                 -----------        -----------
Total expenses                                     1,836,573          1,302,401
                                                 -----------        -----------

Net loss before minority interest                   (543,913)          (391,832)
Minority interest in (income)
  loss of subsidiary partnerships                     (7,662)               313
                                                 -----------        -----------
Net loss                                         $  (551,575)       $  (391,519)
                                                 ===========        ===========

Net loss -limited partners                       $  (546,059)       $  (387,604)
                                                 ===========        ===========

Number of BACs outstanding                            43,440             43,440
                                                 ===========        ===========

Net loss per BAC                                 $    (12.57)       $     (8.92)
                                                 ===========        ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                            ===============================================
                                             Limited               General
                               Total         Partners              Partner
                            -----------------------------------------------
Partners' capital -
 April 1, 1998               $34,887,439      $34,924,692          $(37,253)
Net loss                        (551,575)        (546,059)           (5,516)
                             -----------      -----------          --------
Partners' capital -
 June 30, 1998               $34,335,864      $34,378,633          $(42,769)
                             ===========      ===========          ========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                 ===============================
                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                      1998               1997
                                                 ------------------------------
Cash flows from operating activities:
Net loss                                          $  (551,575)      $  (391,519)
                                                  -----------       -----------
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       536,618           383,154
  Minority interest in income
   (loss) of subsidiaries                               7,662              (313)
  (Decrease) increase in accounts
   payable and other liabilities                     (136,112)           75,205
  Increase in cash held in escrow                    (221,273)         (525,542)
  Increase (decrease) in other assets                  62,053           (22,060)
  Increase in due to local general
   partners and affiliates                             95,343             5,926
  Decrease in due to local general
   partners and affiliates                            (89,488)          (34,672)
  Increase in due to
   general partner and affiliates                     108,085            17,318
                                                  -----------       -----------
   Total adjustments                                  362,888          (100,984)
                                                  -----------       -----------
  Net cash used in operating activities              (188,687)         (492,503)
                                                  -----------       -----------

Cash flows from investing activities:
  Increase in property and equipment                  (13,704)       (2,859,421)
  (Increase) decrease in investments
   available for sale                                (500,000)          500,000
  Increase in construction in progress             (1,566,505)       (2,077,831)
  Decrease (increase) in
   cash held in escrow                                349,904          (689,195)
  Decrease in deferred costs                                0            13,818
  (Decrease) increase in accounts
   payable and other liabilities                     (261,471)           44,618
  Increase in due to local general
   partners and affiliates                            163,893         2,257,696
  Decrease in due to local general
   partners and affiliates                           (281,748)         (225,410)
                                                  -----------       -----------
  Net cash used in
   investing activities                            (2,109,631)       (3,035,725)
                                                  -----------       -----------

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


                                                 ===============================
                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                      1998               1997
                                                 ------------------------------
Cash flows from financing activities:
  Proceeds from mortgage notes                        434,507           676,744
  Repayments of mortgage notes                        (25,316)          (26,442)
  Proceeds from construction loans                    540,767           274,470
  Increase in deferred costs                             (150)           (4,356)
  Decrease in due to
   local general partners and affiliates              (33,057)                0
  Increase in capitalization
   of consolidated subsidiaries
   attributable to minority interest                   (7,070)           89,519
                                                  -----------       -----------
  Net cash provided by financing
   activities                                         909,681         1,009,935
                                                  -----------       -----------
Net decrease in cash and
  cash equivalents                                 (1,388,637)       (2,518,293)
Cash and cash equivalents at
  beginning of period                               7,157,348         7,573,213
                                                  -----------       -----------
Cash and cash equivalents at
  end of period                                   $ 5,768,711       $ 5,054,920
                                                  ===========       ===========
Supplemental disclosures of noncash
  investing and financing activities:
  Capitalization of deferred
   acquisition costs                                        0           189,135
  Conversion of construction notes
   payable to mortgage notes payable                        0         1,450,000
Consolidation of investment in
  subsidiary partnership:*
  Decrease in property and
   equipment                                                0         1,577,356
  Increase in construction in
   progress                                                 0         1,577,356


*Prior to consolidation, investments in subsidiary partnerships are included in property and equipment.

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General

Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993, and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes were also eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of June 30, 1998, the Partnership has acquired limited partnership interests in twenty subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,300 and $3,200 for the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:

A)  Other Related Party Expenses
The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:

                                                          Three Months Ended
                                                               June 30,
                                                       -------------------------
                                                         1998            1997
                                                       -------------------------
Partnership management fees (a)                        $ 80,000         $ 12,500
Expense reimbursement (b)                                37,484           45,452
Property management fees (c)                             47,439           39,745
Local administrative fee (d)                             11,000            6,000
                                                       --------         --------
                                                       $175,923         $103,697
                                                       ========         ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $280,000 and $200,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

(c) Property management fees incurred by Local Partnerships amounted to $83,353 and $52,946 for the three months ended June 30, 1998 and 1997, respectively. Of these fees $47,439 and $39,745 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of June 30, 1998, the Partnership has invested approximately $35,000,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Local Partnership Contribution Agreement and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $3,749,000 remains to be paid to the Local Partnerships (not including approximately $2,399,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the three months ended June 30, 1998, approximately $432,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately none was released from escrow). Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $80,000 during the year ended June 30, 1998.

For the three months ended June 30, 1998, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $1,389,000 primarily due to cash used in operating activities ($189,000), an increase in construction in progress ($1,567,000), a decrease in investments available for sale ($500,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($151,000) an increase in property and equipment ($14,000) and a decrease in accounts payable and other liabilities relating to investing activities ($261,000) which exceeded net proceeds from mortgage and construction loans ($950,000) and a decrease in cash held in escrow relating to investing activities ($350,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $537,000.

The working capital reserve at June 30, 1998 and March 31, 1998 was approximately $336,000 and $792,000 , respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the three months ended June 30, 1998 and 1997, the Partnership received cash flow distributions from operations of the Local Partnerships amounting to approximately $9,000 and $4,000, respectively. Management anticipates continuing to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $280,000 and $200,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively (see Note 2).

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of June 30, 1998 and March 31, 1998, the gross amount of the Operating Deficit Guarantees aggregates approximately $5,255,000 and $4,597,000, respectively.

The Partnership has also negotiated rent-up guaranty agreements in which the Local General Partners agreed to pay a liquidated damage if predetermined occupancy rates are not achieved.

The development deficit, operating deficit and the rent-up guaranty agreements were negotiated to protect the Partnership's in-terest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

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

Results of Operations

As of June 30, 1998 and 1997, the Partnership had acquired an interest in twenty and eighteen Local Partnerships, twenty and seventeen of which were consolidated, respectively. The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 1998 and 1997 consisted primarily of (1) approximately $39,000 and $94,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and

(2) the results of the Partnership's investment in twenty of twenty and fourteen of seventeen consolidated Local Partnerships, respectively.

For the three months ended June 30, 1998 as compared to 1997, rental income and all categories of expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income decreased approximately $47,000 for the three months ended June 30, 1998 as compared to 1997 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

For the three months ended June 30, 1998 and 1997, zero and zero of the Partnership's twenty and seventeen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, zero and two of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the three months. Also, for the three months ended June 30, 1998 and 1997, seventeen and twelve of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the three months ended June 30, 1998 and 1997, three and three of the Partnership's twenty and seventeen consolidated properties, respectively, were still under construction and three and three of the properties, respectively, had construction loans with commitments for permanent financing.

Year 2000 Compliance

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)


                     By:  RELATED INDEPENDENCE
                          ASSOCIATES III L.P., General Partner

                     By:  RELATED INDEPENDENCE
                          ASSOCIATES III INC., General Partner


Date:  August 10, 1998

                          By: /s/ Alan P. Hirmes
                             -------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date:  August 10, 1998

                          By: /s/ Glenn F. Hopps
                             -------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)