Form 10-Q
period 1998-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1998-11-13
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-3746339
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                             10022
--------------------------------------                           ----------
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
                                   (Unaudited)

                                                 =============     ===========
                                                 September 30,       March 31,
                                                     1998              1998
                                                 -------------     -----------
ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $4,793,311 and $3,800,117,
  respectively                                    $64,121,557      $65,105,052
Construction in progress                            9,899,950        5,419,271
Cash and cash equivalents                           5,860,401        7,157,348
Cash held in escrow                                 4,844,277        5,331,779
Deferred costs, less accumulated
  amortization of $294,063
  and $243,170, respectively                        1,025,045        1,076,148
Other assets                                          795,269          987,717
                                                  -----------      -----------
  Total assets                                    $86,546,499      $85,077,315
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                          $31,110,488      $29,673,823
  Construction loan payable                         9,102,030        7,080,766
  Accounts payable and other
   liabilities                                      3,105,769        3,322,397
  Due to local general partners and
   affiliates                                       5,086,838        5,986,326
  Due to general partner and affiliates               793,819          614,979
                                                  -----------      -----------
   Total liabilities                               49,198,944       46,678,291
                                                  -----------      -----------
Minority interest                                   3,529,676        3,511,585
                                                  -----------      -----------
Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (43,440 BACs
   issued and outstanding)                         33,865,828       34,924,692
  General partner                                     (47,949)         (37,253)
                                                  -----------      -----------
  Total partners' capital                          33,817,879       34,887,439
                                                  -----------      -----------
  Total liabilities and partners' capital         $86,546,499      $85,077,315
                                                  ===========      ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       =========================    ==========================
                          Three Months Ended             Six Months Ended
                              September 30,                 September 30,
                       -------------------------    --------------------------
                           1998            1997          1998          1997
                       ----------     ----------    -----------     ----------
Revenues
Rental income          $1,272,313     $  872,497     $2,483,243     $1,654,367
Other income              114,569        114,556        196,299        243,255
                       ----------     ----------    -----------     ----------
Total revenues          1,386,882        987,053      2,679,542      1,897,622
                       ----------     ----------    -----------     ----------

Expenses
General and
  administrative          356,121        354,231        727,420        636,915
General and
  administrative-
  related parties
  (Note 2)                189,663         86,217        365,586        189,914
Repairs and
  maintenance             186,688        122,933        352,862        200,561
Operating                 174,698        114,118        327,864        242,737
Taxes                      69,520         19,070        118,007         57,199
Insurance                  71,167         28,418        164,564        101,811
Financial,
  principally
  interest                329,732        229,873        621,241        444,970
Depreciation and
  amortization            507,469        412,726      1,044,087        795,880
                       ----------     ----------    -----------     ----------
Total expenses          1,885,058      1,367,586      3,721,631      2,669,987
                       ----------     ----------    -----------     ----------

Net loss before
  minority interest      (498,176)      (380,533)    (1,042,089)      (772,365)
Minority interest
  in (income)
  loss of subsidiary
  partnerships            (19,809)         1,226        (27,471)         1,539
                       ----------     ----------    -----------     ----------
Net loss               $ (517,985)    $ (379,307)   $(1,069,560)    $ (770,826)
                       ==========     ==========    ===========     ==========

Net loss -limited
  partners             $ (512,805)    $ (375,514)   $(1,058,864)    $ (763,118)
                       ==========     ==========    ===========     ==========

Number of BACs
  outstanding              43,440         43,440         43,440         43,440
                       ==========     ==========    ===========     ==========

Net loss per BAC       $   (11.81)    $    (8.65)    $   (24.38)    $   (17.57)
                       ==========     ==========    ===========     ==========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                 ===========        ===========        ========
                                                      Limited           General
                                     Total            Partners          Partner
                                 -----------        -----------        --------
Partners' capital -
 April 1, 1998                   $34,887,439        $34,924,692        $(37,253)

Net loss                          (1,069,560)        (1,058,864)        (10,696)
                                 -----------        -----------        --------

Partners' capital -
  September 30,
  1998                           $34,817,879        $33,865,828        $(47,949)
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

                                                  ============================
                                                        Six Months Ended
                                                          September 30,
                                                  ----------------------------
                                                      1998             1997
                                                  -----------      -----------
Cash flows from operating activities:
Net loss                                          $(1,069,560)     $  (770,826)
                                                  -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
 operating activities:
  Depreciation and amortization                     1,044,087          795,880
  Minority interest in income
   (loss) of subsidiaries                              27,471           (1,539)
  Increase in accounts
   payable and other liabilities                       80,917          131,240
  Increase in cash held in escrow                    (329,666)        (533,039)
  Decrease (increase) in other assets                 192,448          (33,800)
  Increase in due to local general
   partners and affiliates                             69,591            2,000
  Decrease in due to local general
   partners and affiliates                            (91,474)         (32,809)
  Increase in due to
   general partner and affiliates                     178,840            7,618
                                                  -----------      -----------
   Total adjustments                                1,172,214          335,551
                                                  -----------      -----------
  Net cash provided by (used in)
    operating activities                              102,654         (435,275)
                                                  -----------      -----------

Cash flows from investing activities:
  Increase in property and equipment                   (9,699)        (835,528)
  Decrease in investments
   available for sale                                       0        2,000,000
  Increase in construction in progress             (4,480,679)      (7,325,538)
  Decrease in cash held in escrow                     817,168          987,452
  Decrease in deferred costs                                0           14,311
  Decrease in accounts payable
    and other liabilities                            (297,545)        (383,353)
  Increase in due to local general
   partners and affiliates                             85,100        2,674,421
  Decrease in due to local general
   partners and affiliates                           (930,048)        (524,696)
  Decrease in due from local general
   partners and affiliates                                  0          317,056
                                                  -----------      -----------
  Net cash used in investing activities            (4,815,703)      (3,075,875)
                                                  -----------      -----------

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

                                                  ============================
                                                        Six Months Ended
                                                          September 30,
                                                  ----------------------------
                                                      1998             1997
                                                  -----------      -----------
Cash flows from financing activities:
  Proceeds from mortgage notes                      1,494,821          630,544
  Repayments of mortgage notes                        (58,156)        (321,591)
  Proceeds from construction loans                  2,021,264        1,668,837
  Decrease in due to local general
   partners and affiliates                            (32,657)               0
  Decrease (increase) in deferred costs                   210          (34,355)
  (Decrease) increase in capitalization
   of consolidated subsidiaries
   attributable to minority interest                   (9,380)          89,519
                                                  -----------      -----------
  Net cash provided by financing
   activities                                       3,416,102        2,032,954
                                                  -----------      -----------
Net decrease in cash and
  cash equivalents                                 (1,296,947)      (1,478,196)
Cash and cash equivalents at
  beginning of period                               7,157,348        7,573,213
                                                  -----------      -----------
Cash and cash equivalents at
  end of period                                   $ 5,860,401      $ 6,095,017
                                                  ===========      ===========
Supplemental disclosures of noncash
  investing and financing activities:
  Capitalization of deferred
   acquisition costs                              $         0      $   189,135
  Conversion of construction notes
   payable to mortgage notes payable                        0        1,450,000
Property and equipment reclassified
  from construction in process                              0        4,508,671
  Consolidation of investment in
  subsidiary partnership:*
  Decrease in property and
   equipment                                                0        1,577,356
  Increase in construction in
   progress                                                 0       (1,577,356)

*Prior to consolidation, investments in subsidiary partnerships are included in property and equipment.

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1 - General

Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993, and commenced its public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

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

As of September 30, 1998, the Partnership has acquired limited partnership interests in twenty subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,900 and $2,400 and $6,200 and $5,500 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:

                          ======================     =======================
                           Three Months Ended              Six Months Ended
                              September 30,                 September 30,
                          ----------------------     -----------------------
                             1998          1997        1998            1997
                          --------       -------     --------       --------
Partnership manage-
  ment fees (a)           $105,000       $12,500     $185,000       $ 25,000
Expense reimburse-
  ment (b)                  21,955        27,526       59,439         72,978
Local administra-
  tive fee (d)              11,000         7,000       22,000         13,000
                          --------       -------     --------       --------
                           137,955        47,026      266,439        110,978
                          --------       -------     --------       --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)      51,708        39,191       99,147         78,936
                          --------       -------     --------       --------
Total general and
  administrative-
  related parties         $189,663       $86,217     $365,586       $189,914
                          ========       =======     ========       ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $335,000 and $200,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively.

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

(c) Property management fees incurred by Local Partnerships amounted to $90,693 and $59,902 and $174,046 and $112,848 for the three and six months ended September 30, 1998 and 1997, respectively. Of these fees $51,708 and $39,191 and $99,147 and $78,936 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 1998, the Partnership has invested approximately $35,000,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Local Partnership Contribution Agreements and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $3,169,000 remains to be paid to the Local Partnerships (not including approximately $2,336,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the six months ended September 30, 1998, approximately $1,075,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $63,000 was released from escrow). Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $80,000 during the six months ended September 30, 1998.

For the six months ended September 30, 1998, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $1,297,000 primarily due to an increase in construction in progress ($4,481,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($877,000) an increase in property and equipment ($10,000) and a decrease in accounts payable and other liabilities relating to investing activities ($298,000) which exceeded cash provided by operating activities ($103,000), net proceeds from mortgage and construction loans ($3,458,000) and a decrease in cash held in escrow relating to investing activities ($817,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $1,044,000.

The working capital reserve at September 30, 1998 and March 31, 1998 was approximately $290,000 and $792,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During six months ended September 30, 1998 and 1997, the Partnership received cash flow distributions from operations of the Local Partnerships amounting to approximately $9,000 and $4,000, respectively. Management anticipates continuing to receive distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $335,000 and $200,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively (see Note 2).

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of September 30, 1998 and March 31, 1998, the gross amount of the Operating Deficit Guarantees aggregates approximately $5,254,000 and $4,597,000 , respectively.

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

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

As of September 30, 1998 and 1997, the Partnership had acquired an interest in twenty and eighteen Local Partnerships, twenty and eighteen of which were consolidated, respectively. The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 1998 and 1997 consisted primarily of

(1) approximately $33,000 and $88,000 and $72,000 and $182,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in twenty of twenty and fifteen of eighteen consolidated Local Partnerships, respectively.

For the three and six months ended September 30, 1998 as compared to 1997, rental income and all categories of expenses increased and the results of operations are not comparable due to the continued construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income decreased approximately $47,000 for the six months ended September 30, 1998 as compared to 1997 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

For the three months ended September 30, 1998 and 1997, zero and zero of the Partnership's twenty and eighteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, zero and one of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended September 30, 1998 and 1997, seventeen and thirteen of the properties had completed construction and were rented up in a previous fiscal quarter. For the six months ended September 30, 1998 and 1997, zero and zero of the Partnership's twenty and eighteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, zero and two of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the six months. Also, for the six months ended September 30, 1998 and 1997, seventeen and thirteen of the properties had completed construction and were rented up in a previous fiscal quarter. As of the end of the six months ended September 30, 1998 and 1997, three and four of the Partnership's twenty and eighteen consolidated properties, respectively, were still under construction and three and four of the properties, respectively, had construction loans with commitments for permanent financing.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partner has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)


                     By:  RELATED INDEPENDENCE
                          ASSOCIATES III L.P., General Partner

                     By:  RELATED INDEPENDENCE
                          ASSOCIATES III INC., General Partner


Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                              -----------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                              -----------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)