Form 10-Q
period 1998-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1999-02-03
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No  ____

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

          December 31,                       March 31,
                  1998                            1998

ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $5,320,923 and $3,800,117,
  respectively      $63,647,981      $65,105,052
Construction in progress      12,661,647      5,419,271
Cash and cash equivalents      5,626,845      7,157,348
Cash held in escrow      4,663,003      5,331,779
Deferred costs, less accumulated
  amortization of $320,381
  and $243,170, respectively      990,023      1,076,148
Other assets           841,162           987,717
Total assets      $88,430,661      $85,077,315

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable      $32,982,484      $29,673,823
Construction loan payable      10,480,720      7,080,766
Accounts payable and other
  liabilities      2,992,843      3,322,397
Due to local general partners and
  affiliates      4,290,703      5,986,326
Due to general partner and
  affiliates           872,654           614,979
Total liabilities      51,619,404      46,678,291
Minority interest        3,549,505        3,511,585
Commitments and contingencies (Note 3)
Partners' capital:
Limited partners (43,440 BACs
  issued and outstanding)      33,315,262      34,924,692
General partner            (53,510)            (37,253)
Total partners' capital      33,261,752      34,887,439
Total liabilities and
  partners' capital      $88,430,661      $85,077,315

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

              Three Months Ended              Nine Months Ended
                 December 31,                    December 31,
              1998              1997*         1998               1997*

Revenues
Rental income    $1,170,508    $  882,770    $ 3,653,751    $ 2,537,137
Other income        129,482    107,301       325,781       350,556
Total revenues    1,299,990    990,071    3,979,532    2,887,693

Expenses
General and
  administrative    313,125    282,704    1,040,545    915,147
General and
  administrative-
  related parties
  (Note 2)    205,771    83,270    571,357    277,656
Repairs and
  maintenance    180,495    179,109    533,357    379,670
Operating    137,903    85,130    465,767    327,867
Taxes    52,478    41,989    170,485    99,188
Insurance    90,972    74,532    255,536    176,343
Financial, principally
  interest    301,614    240,076    922,855    685,046
Depreciation and
  amortization      553,930      404,725     1,598,017     1,200,605
Total expenses    1,836,288    1,391,535     5,557,919      4,061,522

Net loss before
  minority
  interest    (536,298)    (401,464)    (1,578,387)    (1,173,829)
Minority interest in
  (income)
  loss of subsidiary
  partnerships    (19,829)     2,604       (47,300)            4,143
Net loss   $ (556,121)   $  (398,860)   $ (1,625,687)   $(1,169,686)

Net loss -limited
  partners   $ (550,566)   $   (394,871)   $(1,609,430)   $(1,157,989)

Number of BACs
  outstanding        43,440         43,440          43,440          43,440

Net loss per BAC    $   (12.67)    $  (9.09)    $   (37.05)    $   (26.66)

*Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)


                              Limited           General
               Total          Partners          Partner

Partners' capital -
  April 1,  1998      $34,887,439      $34,924,692      $(37,253)

Net loss      (1,625,687)      (1,609,430)      (16,257)

Partners' capital -
  December 31,
  1998      $33,261,752      $33,315,262      $(53,510)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                     Nine Months Ended
                        December 31,
                1998                  1997

Cash flows from operating activities:
Net loss      $(1,625,687)      $(1,169,686)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization      1,598,017      1,200,605
Minority interest in income
  (loss) of subsidiaries      47,300      (4,143)
Increase in accounts
  payable and other liabilities      189,147      308,125
Increase in cash held in escrow      (367,888)      (702,559)
Decrease (increase) in other assets      146,555      (18,708)
Increase in due to local general
  partners and affiliates      50,211      2,750
Decrease in due to local general
  partners and affiliates      (90,759)      (32,083)
Increase (decrease) due to
  general partner and affiliates         257,675        (149,340)
Total adjustments      1,830,258         604,647
Net cash provided by (used in)
  operating activities         204,571        (565,039)

Cash flows from investing activities:
Increase in property and equipment      (63,735)      (571,507)
Decrease in investments
  available for sale      0      4,000,000
Increase in construction in progress      (7,242,376)      (11,242,960)
Decrease in cash held in escrow      1,036,664      675,510
Decrease in deferred costs      0      16,122
Decrease in accounts payable
  and other liabilities      (518,701)      (376,355)
Increase in due to local general
  partners and affiliates      20,000      2,678,723
Decrease in due to local general
  partners and affiliates      (1,641,618)      (545,338)
Decrease in due from local general
  partners and affiliates                    0          317,056
Net cash used in investing
  activities      (8,409,766)      (5,048,749)

Cash flows from financing activities:
Proceeds from mortgage notes      3,401,977      1,170,346
Repayments of mortgage notes      (93,316)      (344,515)
Proceeds from construction loans      3,399,954      3,176,768
Decrease in due to local general
  partners and affiliates      (33,457)      0
Decrease (increase) in deferred costs      8,914      (34,355)
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest            (9,380)           89,519
Net cash provided by financing
  activities      6,674,692      4,057,763
Net decrease in cash and
  cash equivalents      (1,530,503)      (1,556,025)
Cash and cash equivalents at
  beginning of period      7,157,348      7,573,213
Cash and cash equivalents at
  end of period      $5,626,845      $6,017,188
Supplemental disclosures of noncash
  investing and financing activities:
Capitalization of deferred
  acquisition costs      0      $ 547,625
Conversion of construction notes
  payable to mortgage notes payable      0      1,450,000
Property and equipment reclassified
  from construction in process      0      4,508,671
Consolidation of investment in
  subsidiary partnership:*
Decrease in property and
  equipment      0      907,865
Increase in construction in
  progress      0      (907,865)

*Prior to consolidation, investments in subsidiary partnerships are included in property and equipment.

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998
(Unaudited)


Note 1 - General


Independence Tax Credit Plus L.P. III (a Delaware limited part-nership) (the "Partnership") was organized on December 23, 1993, and commenced its public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Lo-cal Partnerships", "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Re-form Act of 1986, some of which complexes were also eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of December 31, 1998, the Partnership has acquired limited partnership interests in twenty subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on be-half of the Partnership, to remove the general partner of the sub-sidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.
The Partnership's fiscal quarter ends December 31 in order to al-low adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,900 and $1,200 and $10,100 and $6,700 for the three and nine months ended December 31, 1998 and 1997, respectively. The Partner-ship's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the three and nine months ended December 31, 1998 and 1997 were as follows:
               Three Months Ended                    Nine Months Ended
                 December 31,                           December 31,
              1998              1997*             1998               1997*
Partnership manage-
  ment fees (a)    $ 95,000    $12,500    $280,000    $  37,500
Expense reimburse-
  ment (b)    34,340    21,500    93,779    94,478
Local administra-
  tive fee (d)       11,000      6,000      33,000      19,000
Total general and
  administrative-
  General Partner    140,340    40,000    406,779    150,978
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)      65,431    43,270    164,578    126,678
Total general and
  administrative-
  related parties    $205,771    $83,270    $571,357    $277,656

*Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $430,000 and $200,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively.

(b) The Partnership reimburses the General Partner and its affili-ates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.
These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by Local Partnerships amounted to $98,857 and $64,046 and $272,903 and $176,894 for
the three and nine months ended December 31, 1998 and 1997, respectively. Of these fees $65,431 and $43,270 and $164,578 and $126,678 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $5,000 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Part-nerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obliga-tions of the Partnership.

As of December 31, 1998, the Partnership has invested approxi-mately $35,000,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Local Partnership Contribution Agreements and not in-cluding acquisition fees of approximately $2,510,000) of net pro-ceeds in twenty Local Partnerships of which approximately $2,707,000 remains to be paid to the Local Partnerships (not in-cluding approximately $2,000,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to ac-quire additional properties. During the nine months ended De-cember 31, 1998, approximately $1,932,000 was paid to Local Part-nerships, including purchase price adjustments (of which ap-proximately $399,000 was released from escrow). Although the Partnership will not be acquiring additional properties, the Part-nership may be required to fund potential purchase price adjust-ments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $140,000 during the nine months ended December 31, 1998.

For the nine months ended December 31, 1998, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $1,531,000 primarily due to an increase in construction in progress ($7,242,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($1,655,000) an increase in property and equipment ($64,000) and a decrease in accounts payable and other liabilities relating to investing activities ($519,000) which exceeded cash provided by operating activities ($205,000), net proceeds from mortgage and construction loans ($6,709,000) and a decrease in cash held in escrow relating to investing activities ($1,037,000). Included in the adjustments to reconcile the net loss to cash pro-vided by operating activities is depreciation and amortization in the amount of approximately $1,598,000.

The working capital reserve at December 31, 1998 and March 31,
1998 was approximately $178,000 and $792,000, respectively, which includes amounts which may be required for potential pur-chase price adjustments based on tax credit adjustor clauses. During nine months ended December 31, 1998 and 1997, the Part-nership received cash flow distributions from operations of the Local Partnerships amounting to approximately $9,000 and $4,000, respectively. Management anticipates continuing to receive distri-butions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distribu-tions as well as the working capital reserves will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $430,000 and $200,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respec-tively (see Note 2). Without the General Partner's continued ac-crual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local
General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty
Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of December 31, 1998 and March 31, 1998, the gross amount of the Operating Deficit Guarantees aggregates approxi-mately $5,254,000 and $4,597,000, respectively.

The Partnership has also negotiated rent-up guaranty agreements in which the Local General Partners agreed to pay a liquidated damage if predetermined occupancy rates are not achieved.

The development deficit, operating deficit and the rent-up guar-anty agreements were negotiated to protect the Partnership's in-terest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of opera-tions, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the coun-try is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not pro-tect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in twenty
Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

As of December 31, 1998 and 1997, the Partnership had acquired an interest in twenty and twenty Local Partnerships, twenty and eighteen of which were consolidated, respectively. The Partner-ship does not intend to acquire additional interests in Local Part-nerships.

The Partnership's results of operations for the three and nine months ended December 31, 1998 and 1997 consisted primarily of
(1) approximately $25,000 and $67,000 and $97,000 and $249,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in twenty of twenty and seventeen of eighteen consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1998 as com-pared to 1997, rental income and all categories of expenses in-creased and the results of operations are not comparable due to the continued construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncom-pleted property construction and rent up of properties. In addi-tion, interest income will decrease in future periods since a sub-stantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income increased approximately
$22,000 and decreased approximately $25,000 for the three and nine months ended December 31, 1998 as compared to 1997. The increase for the three months is primarily due to an increase in interest income on escrow balances at one Local Partnership. The decrease for the nine months is primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

For the three months ended December 31, 1998 and 1997, zero and two of the Partnership's twenty and eighteen consolidated proper-ties, respectively, completed construction, and were in various stages of rent up. In addition, zero and zero of the properties, respectively, had completed construction in a previous fiscal quar-ter, but were in various stages of rent up for the three months. Also, for the three months ended December 31, 1998 and 1997, seventeen and fourteen of the properties had completed construc-tion and were rented up in a previous fiscal quarter. For the nine months ended December 31, 1998 and 1997, zero and two of the Partnership's twenty and eighteen consolidated properties, respec-tively, completed construction, and were in various stages of rent up. In addition, zero and two of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the nine months. Also, for the nine months ended December 31, 1998 and 1997, seventeen and twelve of the properties had completed construction and were rented up in a previous fiscal quarter. As of the end of the nine months ended December 31, 1998 and 1997, three and two of the Partner-ship's twenty and eighteen consolidated properties, respectively, were still under construction and three and four of the properties, respectively, had construction loans with commitments for per-manent financing.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the proc-ess of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hard-ware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partner are not being charged to the Part-nership. In regard to third parties, the Partnership's General Part-ner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information

	As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on January 25, 1999 with the Secu-rities and Exchange Commission (the "Commission"), Lehigh III acquired 3,185.94 BACs pursuant to a tender offer on Schedule 14D-1, commenced on October 9, 1998 (the "Tender Offer"). Le-high III previously owned 57 BACs which brought the total BACs owned by Lehigh III following the Tender Offer to 3,242.94 BACs. Lehigh III and the Managing Member are affiliates of the General Partner.

	Pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and the General Partner (the "Standstill Agreement"), Lehigh III agreed that, prior to October 6, 2008 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership; (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934) with respect to any vot-ing securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement; (iii) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. By the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; pro-vided, however, Lehigh III is entitled to vote its BACs as it deter-mines with regard to any proposal (i) to remove the General Part-ner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates.

	In connection with a tender offer commenced on April 10, 1997 by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and the settlement of matters relating to such tender offer, Lehigh I en-tered into any agreement with Everest Properties, Inc. ("Everest"), dated April 23, 1997 (the "Everest Agreement"). Pursuant to the Everest Agreement, Lehigh I granted to Everest, among other things, an option to purchase up to 25% of the BACs tendered in the Tender Offer (and other similar tender offers) on the same terms and conditions as Lehigh I's purchase of BACs (the "Everest Option"). The Everest Agreement and the Everest Option apply to
BACs obtained by affiliates of Lehigh I, including Lehigh III. Ev-erest notified Lehigh III that it had elected to exercise the Everest Option to purchase approximately 25% of the BACs tendered pursuant to the Tender Offer and as a result acquired 1,061.98
BACs out of the 4,247.92 BACs tendered in the Tender Offer.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		(3A)	Agreement of Limited Partnership of Inde-
pendence Tax Credit Plus L.P. III as adopted on December 23,
1993*

		(3B)	Form of Amended and Restated Agreement of
Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

		(3C)	Certificate of Limited Partnership of Independ-
ence Tax Credit Plus L.P. III as filed on December 23, 1993*

		(10A)	Form of Subscription Agreement attached to
the Prospectus as Exhibit B**

		(10B)	Escrow Agreement between Independence Tax
Credit Plus L.P. III and Bankers Trust Company*

		(10C)	Form of Purchase and Sales Agreement per-
taining to the Partnership's acquisition of Local Partnership Inter-ests*

		(10D)	Form of Amended and Restated Agreement of
Limited Partnership of Local Partnerships*

		(27)	Financial Data Schedule (filed herewith)

		*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Regis-tration Statement on Form S-11 {Registration No. 33-37704}

		**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Regis-tration Statement on Form S-11 {Registration No. 33-37704}

	(b)	Reports on Form 8-K - No reports on Form 8-K were
filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES III L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES III INC., General Partner


Date:  February 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)