Form 10-K
period 1999-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1999-06-28
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None

Index to exhibits may be found on page 93
Page 1 of 106

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. III (the "Partnership") is a limited part-nership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence As-sociates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III").

On June 7, 1994, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Inter-ests"), managed by Related Equities Corporation (the "Dealer Manager"), pur-suant to a prospectus dated June 7, 1994 (the "Prospectus").

As of March 31, 1999, the Partnership had received $43,440,000 of gross pro-ceeds of the Offering (the "Gross Proceeds") from 2,810 investors ("BACs holders"). The Offering was terminated on May 9, 1995. (Item 8, "Financial Statements and Supplementary Data," Note 1).

The Partnership's business is primarily to invest in other partnerships ("Lo-cal Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Hous-ing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partner-ship's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 41.86% of the Partnership's interests in the Local Partnerships. As of March 31, 1999, the Partnership had acquired in-terests in twenty Local Partnerships. As of March 31, 1999, approximately $35,075,000 (including approximately $3,142,000 classified as a loan repay-able from sale/refinancing proceeds in accordance with the Contribution Agreement and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (including approxi-mately $1,509,000 being held in escrow), as certain benchmarks such as occu-pancy levels must be attained prior to the release of such funds. The Part-nership does not intend to acquire additional subsidiary partnerships.

Investment Objectives/General Incentives

The Partnership has been formed to invest in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilita-tion Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

2.  Preserve and protect the Partnership's capital.

3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposi-tion of the Properties.

4. Allocate passive losses to individual BACs holders to offset passive in-come that they may realize from rental real estate investments and other pas-sive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restric-tion, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Part-nership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

Competition

The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are expected to have active competi-tion from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the Gen-eral Partner and/or its affiliates to engage in businesses which may be com-petitive with the Partnership.

Employees

The Partnership does not have any direct employees. All services are per-formed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in con-nection with the performance by their employees of services for the Partner-ship in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

As of March 31, 1999, the Partnership had acquired an interest in twenty Lo-cal Partnerships, all of which have been consolidated for accounting pur-poses. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partner-ship's investment in New Zion represents 41.86% of the partnership interest in the subsidiary partnership (the other 58.12% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain infor-mation concerning their respective Apartment Complexes (the "Local Partner-ship Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule
Name and Location           % of Units Occupied  at  May 1,
(Number of Units)    Date Acquired    1999    1998    1997    1996    1995

Edward Hotel Limited Partnership
Los Angeles, CA (47)    November 1994    100%    98%    100%    98%    0%*
Pacific-East L.P.
Brooklyn, NY (39)       December 1994    100%    100%    97%    100%    97%

Overtown Development Group, Ltd.
Miami, FL (65)          December 1994    83%    78%    89%    90%    86%**

Sumpter Commons
Associates, L.P.        April 1995    95%    95%    95%    100%    0%*
Brooklyn, NY (21)

Park Housing
Limited Partnership     May 1995    100%    93%    97%    86%**
Hartford, CT  (30)

Livingston Manor
Urban Renewal
Associates, L.P.        June 1995    98%    96%    94%    34% **
New Brunswick, NJ (50)

Jefferis Square Housing
Partnership L.P.        June 1995    97%    100%    97%    0%*
Chester, PA (36)

2301 First Avenue
Limited Partnership     August 1995    99%    99%    97%    96%
New York, NY (92)

Lewis Street L.P.       October 1995    94%    97%    100%    0%*
Buffalo, NY (32)

Savannah Park Housing
Limited Partnership     October 1995    95%    79%    77%    92%
Washington, DC  (64)

Brannon Group, L.C.     December 1995    76%    94%    95%    96%
Leisure City, FL (80)

Mansion Court Phase II
Venture                 December 1995    95%    100%    100%    0%*
Philadelphia, PA (19)

Primm Place
Partners, L.P.          December 1995    97%    97%    31%*    0%*
St. Louis, MI (128)

BK-9-A Partners L.P.    December 1995    100%    100%    100%    100%
Brooklyn, NY (23)

BK-10K Partners L.P.    December 1995    95%    81%    91%    100%
Brooklyn, NY (21)

Aspen-Olive Associates
Philadelphia, PA (22)   October 1996    100%    100%    0%*

West Mill Creek Associates III L.P.
Philadelphia, PA (72)   January 1997    99%    99%    0%*

Universal Court Associates
Philadelphia, PA (32)   April 1997    100%    0%*

New Zion Apartments
Shreveport, LA (100)    November 1997    98%    0%*

Dreitzer House
New York, NY (32)       December 1997    0%    0%*

*Properties in construction phase.
**Properties in rent-up phase.


All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect in-creases/decreases in consumer price indices in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

Management periodically reviews the physical state of the properties and sug-gests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement re-serve escrows.

Management annually reviews the insurance coverage of the properties and be-lieves such coverage is adequate.

See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guar-antees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The Gen-eral Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Defi-cit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some in-stances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Part-ner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service, must be prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not avail-able in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1999, the Partnership had issued and outstanding 43,440 Lim-ited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so ac-quired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any es-tablished trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships". Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restric-tions should prevent a public trading market from developing and may ad-versely affect the ability of an investor to liquidate his or her investment quickly. It is expected that these procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of June 1, 1999, the Partnership has approximately 2,566 registered hold-ers of an aggregate of 43,440 BACs.

All of the Partnership's general partnership interests, representing an ag-gregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  There were no operations prior to commencement of the Offering of
BACs on June 7, 1994.  Additional financial information is set forth in the audited financial statements in Item 8 hereof.
  Year Ended March 31,
OPERATIONS
1999            1998            1997            1996            1995
Revenues    $5,457,954  $4,224,259  $3,420,191  $2,289,930  $489,375

Operating
expenses    (8,521,362)  (6,403,970)  (4,840,028)  (2,573,212)  (465,423)

Net (loss) income
before minority
interest    (3,063,408)  (2,179,711)  (1,419,837)  (283,282)  23,952

Minority interest in
(income) loss of
subsidiary
partnerships   (23,590)       30,346       2,563       415        383

Net (loss)
income     $(3,086,998)  $(2,149,365)  $(1,417,274)  $(282,867)  $24,335

Net (loss) income
per weighted
average
BAC          $  (70.35)    $  (48.98)     $ (32.30)    $ (6.60)  $  1.79
FINANCIAL POSITION
  March 31,
          1999            1998            1997            1996
1995
Total
assets       $90,312,704  $85,077,315  $76,809,088  $74,448,444  $35,005,729

Total
liabilities  $55,319,950  $46,678,291  $38,050,750  $34,647,450  $6,862,014

Minority
interest      $3,192,313  $3,511,585  $1,721,534  $1,346,916  $  95,670

Total
partners'
capital      $31,800,441  $34,887,439  $37,036,804  $38,454,078  $28,048,045

During the year ended March 31, 1999, total assets increased due primarily to increases in property and equipment and construction in progress. The in-crease in total liabilities is due primarily to the proceeds from the mort-gage notes payable and construction loans payable used to pay for the prop-erty and equipment, and construction in progress acquisitions. During the years ended March 31, 1998, 1997 and 1996, total assets and liabilities in-creased due primarily to the continued acquisition of Local Partnerships.
For the years ended March 31, 1998, 1997 and 1996, property and equipment in-creased approximately $18,000,000, $11,600,000 and $28,600,000, respectively, construction in progress (decreased) increased approximately $(700,000), $600,000 and $4,700,000, respectively, and mortgage notes increased approxi-mately $6,000,000, $4,900,000 and $16,000,000, respectively. For the years ended March 31, 1996 and 1995, construction notes increased approximately $600,000 and $2,200,000, respectively. For the years ended March 31, 1996 and 1995, the increase in assets was also due to capital contributions which were not fully expended. For the year ended March 31, 1997, the increase in property and equipment and construction in progress was partially offset by a decrease in cash and cash equivalents, investments available-for-sale and cash held in escrow as a result of the funding of such acquisitions and con-struction. For the years ended March 31, 1998, 1997, 1996 and 1995, minority interest increased due to capital contributions from local general partners.

Cash Distributions
The Partnership has made no distributions to the BACs holders as of March 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

General

The Partnership's primary sources of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to the Local Partnerships and (ii) working capital re-serves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

The Partnership had received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $35,000,000 after volume discounts, payment of sales commis-sions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 1999, the Partnership has invested approximately $35,075,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (not including approximately $1,509,000 being held in escrow) as certain benchmarks, such as occupancy level, must be at-tained prior to the release of the funds. There were upward price adjust-ments during the year ended March 31, 1999 in the amount of approximately $664,000 related to four Local Partnerships which were purchased in the pre-vious fiscal years. There was one downward price adjustment during the year ended March 31, 1999 in the amount of approximately $4,000 related to one Lo-cal Partnership which was purchased in the previous fiscal year. There were increases in guarantee fees during the year ended March 31, 1999 in the amount of approximately $231,000 related to two Local Partnerships which were purchased in the previous fiscal years. The Partnership does not intend to acquire additional properties. During the year ended March 31, 1999, ap-proximately $2,423,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $890,000 was released from escrow). No funds were placed into escrow for purchase price payments during the year ended March 31, 1999. Although the Partnership will not be acquiring addi-tional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments re-sulted in a net increase in the purchase price of approximately $891,000 dur-ing the year ended March 31, 1999.

During the year ended March 31, 1999, cash and cash equivalents decreased ap-proximately $3,355,000. This decrease is due to construction in progress of ($4,166,000), acquisition of property and equipment of ($5,490,000), an in-crease in deferred costs of ($11,000), an increase in investments available-for-sale ($1,700,000), a decrease in capitalization of consolidated subsidi-aries attributable to minority interest ($343,000), a decrease in accounts payable and other liabilities ($203,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activi-ties of ($1,575,000) which exceeded net proceeds from mortgage notes and con-struction loans of ($7,712,000), a decrease in cash held in escrow ($1,712,000) and net cash provided by operating activities ($709,000). In-cluded in the adjustments to reconcile the net loss to cash flows provided by operating activities is depreciation and amortization of approximately $2,631,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1999, all funds were used.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through certain dates as defined in the Partnership Agreement of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of re-payment to such Local General Partners. All current development deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Part-nership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1999, 1998 and 1997, the gross amounts of the Operating Deficit Guaran-tees aggregate approximately $5,129,000, $4,597,000 and $3,360,000, respec-tively, none of which have expired as of March 31, 1999, 1998 and 1997. All current operating deficit guarantees expire within the next three years. Management does not expect that expiration to have a material impact on li-quidity, based on prior years' fundings. As of March 31, 1999, approximately $343,000, has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidated damages if predeter-mined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 1999, 1998 and 1997, the gross amounts of these Rent-Up Guarantees for the Local Partnerships ag-gregate approximately $1,779,000, $1,779,000 and $1,326,000, respectively, of which approximately $1,755,000, $1,755,000 and $542,000 have expired as of March 31, 1999, 1998 and 1997, respectively. All current rent-up deficit guarantees expire within the next two years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset. Management does not expect a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Part-nership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approxi-mately $527,000 and $200,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively.

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingen-cies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recap-ture of tax credits if the investment is lost before the expiration of the Credit Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing up-swings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in seventeen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are at-tached to the project for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Cred-its would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1999, the Partnership has not recorded any loss on impair-ment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 1999, the Partnership has not re-corded or classified any property and equipment as held for sale.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years).

The net loss for the 1998, 1997 and 1996 Fiscal Years aggregated $3,086,998, $2,149,365 and $1,417,274, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partner-ship generated $4,743,808, $3,683,727 and $2,386,725 Housing Tax Credits dur-ing the 1998, 1997 and 1996, tax years, respectively.

1998 vs. 1997
As of March 31, 1999 and 1998, the Partnership had acquired an interest in twenty Local Partnerships. The Partnership does not intend to acquire addi-tional interests in Local Partnerships.

The Partnership's results of operations for the years ended March 31, 1999 and 1998 consisted primarily of (1) approximately $117,000 and $287,000, re-spectively, of tax-exempt interest income earned on funds not currently in-vested in Local Partnerships and (2) the results of the Partnership's invest-ment in twenty consolidated Local Partnerships.

During the year ended March 31, 1999, rental income and all categories of ex-penses increased and the results of operations are not comparable due to the continued acquisition, construction and rent-up of properties and are not re-flective of future operations of the Partnership due to uncompleted property construction and rent-up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods as a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other in-come decreased approximately $40,000 for the year ended March 31, 1999 as compared to 1998, due primarily to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. For the years ended March 31, 1999 and 1998, zero and three of the Partnership's twenty consoli-dated properties, respectively, completed construction and were in various stages of rent up. Also for the years ended March 31, 1998 and 1997, nine-teen and thirteen of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1999 and 1998, three and three of the Partnership's twenty consolidated properties, respectively, were still under construction and four and three of the properties, respectively, had construction loans with a commitment for permanent financing.

1997 vs. 1996
As of March 31, 1998 and 1997, the Partnership had acquired an interest in twenty and seventeen Local Partnerships, respectively (zero and one of which were not consolidated and are shown on the balance sheet, at cost, as prop-erty and equipment). The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the years ended March 31, 1998 and 1997 consisted primarily of (1) approximately $287,000 and $535,000, re-spectively, of tax-exempt interest income earned on funds not currently in-vested in Local Partnerships and (2) the results of the Partnership's invest-ment in twenty and sixteen consolidated Local Partnerships, respectively.

During the year ended March 31, 1998, rental income and all categories of ex-penses increased except general and administrative-related parties and the results of operations are not comparable due to the continued acquisition, construction and rent-up of properties and are not reflective of future op-erations of the Partnership due to uncompleted property construction and rent-up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods as a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income decreased ap-proximately $42,000 for the year ended March 31, 1998 as compared to 1997, due primarily to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. For the years ended March 31, 1998 and 1997, three and seven of the Partnership's twenty and sixteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, zero and zero of the proper-ties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1998 and 1997. Also for the two years ended March 31, 1998 and 1997, thirteen and seven of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1998 and 1997, three and two of the Partnership's twenty and sixteen consolidated properties, respectively, were still under construction and three and three of the properties, respectively, had construction loans with a commitment for permanent financing.

Results of Operations of a Certain Local Partnership

2301 First Avenue Limited Partnership
2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. Another lawsuit by a Class Z lim-ited partner seeking damages, in a material amount, has been commenced against the buildings' general contractor, and the sole stockholder of the corporate general partner alleging breach of agreements involving several projects including 2301 First Avenue. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is manage-ment's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in and advances to 2301 First Avenue at March 31, 1999 and 1998 was approximately $450,000 and $531,000, respectively, and the minority interest balance was zero at each date. 2301 First Avenue's net loss after minority interest amounted to ap-proximately $79,000, $135,000 and $261,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer in-formation systems to be year 2000 compliant. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates af-ter December 31, 1999. The affiliate of the General Partner converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliate of the General Partner are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership's contingency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both elec-tronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurances given that the third parties will adequately address their year 2000 issues.

Other

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and own-ership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could in-crease vacancy levels and rental payment defaults and increase operating ex-penses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government ap-proval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance pay-ments it has contracted to make; and that when the rental assistance con-tracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor.

There continues to be a number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interests of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Part-nership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from un-solicited and coercive offers to acquire BACs holders' interest and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
                                                                 		Sequential
	                                                           	      Page
(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report                                     	16

	Consolidated Balance Sheets at March 31, 1999 and 1998           	68

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997                                           	69

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997            	70

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997                                           	71

	Notes to Consolidated Financial Statements                       	74

INDEPENDENT AUDITORS' REPORT




To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1999 and 1998 and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respec-
tively). These financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on these fi-nancial statements based on our audits. We did not audit the financial statements for twenty (1998 and 1997 Fiscal Years) and sixteen (1996 Fiscal
Year) subsidiary partnerships whose losses aggregated $2,305,752, $2,083,742 and $1,339,398 for the years ended March 31, 1999, 1998 and 1997, respec-tively, and whose assets constituted 92% and 89% of the Partnership's assets at March 31, 1999 and 1998, respectively, presented in the accompanying con-solidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial posi-tion of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP



New York, New York
June 14, 1999

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS
                                    March 31,
                           1999                  1998
Property and equipment -
at cost, less
accumulated depreciation
(Notes 2 and 4)                           $72,827,630    $65,105,052
Construction in progress                    6,267,185    5,419,271
Cash and cash equivalents (Notes 2 and 10)  3,802,808    7,157,348
Investments available-for-sale (Note 2)     1,700,000    0
Cash held in escrow (Note 5)                3,808,330    5,331,779
Deferred costs, less accumulated
amortization (Notes 2 and 6)                  982,440    1,076,148
Other assets                                  924,311        987,717

Total assets                              $90,312,704    $85,077,315

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)           $32,422,677    $29,673,823
Construction loan payable (Note 7)         12,043,984    7,080,766
Accounts payable
and other liabilities                       5,311,397    3,322,397
Due to local general partners
and affiliates
(Note 8)                                    4,474,016    5,986,326
Due to general partner and
affiliates (Note 8)                         1,067,876         614,979

Total liabilities                          55,319,950    46,678,291

Minority interest                           3,192,313      3,511,585

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners
(43,440 BACs issued and
outstanding)
(Note 1)                                   31,868,564    34,924,692
General Partner                               (68,123)         (37,253)

Total partners' capital (deficit)          31,800,441    34,887,439

Total liabilities and
partners' capital
(deficit)                                 $90,312,704    $85,077,315

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                   Year Ended March 31,
                        1999                  1998                  1997
Revenues
Rental income                   $4,857,184    $3,583,763    $2,737,310
Other income                       600,770       640,496       682,881

                                 5,457,954    4,224,259    3,420,191

Expenses
General and administrative       1,588,732    1,340,081    1,118,716
General and administrative-
related parties
(Note 8)                           760,890    392,769    494,031
Repairs and maintenance            740,706    477,641    345,582
Operating and other                578,949    513,816    427,306
Real estate taxes                  379,762    198,566    109,362
Insurance                          385,568    252,926    187,773
Financial, principally interest  1,456,055    1,271,723    772,263
Depreciation and amortization    2,630,700    1,956,448    1,384,995

Total expenses                   8,521,362    6,403,970    4,840,028

Loss before minority interest   (3,063,408)    (2,179,711)    (1,419,837)

Minority interest in (income) loss of
subsidiary partnerships            (23,590)          30,346            2,563

Net loss                       $(3,086,998)    $(2,149,365)    $(1,417,274)

Net loss - limited partners    $(3,056,128)    $(2,127,871)    $(1,403,101)

Weighted average number of
BACs outstanding                    43,440          43,440          43,440

Net loss per weighted
average BAC                      $  (70.35)    $ (48.98)    $ (32.30)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                        Limited    General
                          Total         Partners    Partner
Partners' capital
(deficit) -
April 1, 1996            $38,454,078    $38,455,664    $     (1,586)

Net loss                  (1,417,274)     (1,403,101)       (14,173)

Partners' capital
(deficit) -
March 31, 1997            37,036,804    37,052,563    (15,759)

Net loss                  (2,149,365)    (2,127,871)       (21,494)

Partners' capital
(deficit) -
March 31, 1998            34,887,439    34,924,692    (37,253)

Net loss                  (3,086,998)    (3,056,128)       (30,870)

Partners' capital
(deficit) -
March 31, 1999           $31,800,441    $31,868,564    $   (68,123)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE  (DECREASE)  IN CASH AND CASH EQUIVALENTS
                                     Year Ended March 31,
                       1999                  1998                   1997*

Cash flows from
operating activities:
Net loss                 $  (3,086,998)    $  (2,149,365)    $(1,417,274)
Adjustments to
reconcile net loss
to net cash
provided by (used in)
operating activities:
Depreciation and
amortization                 2,630,700    1,956,448    1,384,995
Minority interest in
income (loss)
of subsidiary
partnerships                    23,590    (30,346)    (2,563)
(Increase) decrease
in assets:
Cash held in escrow           (188,444)    (636,458)    (45,158)
Increase in deferred costs     (80,000)    0    0
Other assets                    63,406    (411,029)    357,751
Increase (decrease)
in liabilities:
Accounts payable
and other liabilities          831,495    689,710    (366,636)
Increase in due to local general partners
and affiliates                 140,777    143,079    65,509
Decrease in due to
local general partners
and affiliates                 (78,055)    (28,370)    (22,316)
Due to general partners
and affiliates                 452,897          379,949        205,997
Total adjustments            3,796,366       2,062,983     1,577,579
Net cash provided by
(used in)
operating activities           709,368           (86,382)        160,305

Cash flows from
investing activities:
Acquisition of property
and equipment               (5,490,477)    (7,935,339)    (874,638)
(Increase) decrease in
investments available
for sale                    (1,700,000)    6,500,000    5,002,412
Construction in progress    (4,165,535)    (10,422,857)    (13,962,919)
Proceeds from HUD
Upfront Grant                        0    739,060    3,153,274
Decrease in cash
held in escrow               1,711,893    2,278,187    2,478,213
Increase in deferred costs           0    (40,414)    0
Decrease in accounts
payable and
other liabilities             (202,617)    (146,575)    (1,479,462)
Decrease in due to
local general partners
and affiliates              (1,685,520)    (726,170)    (1,304,711)
Increase in due to
local general partners
and affiliates                 113,806    2,461,021    1,148,356
Decrease (increase) in due
from general partner
and affiliates                       0          317,056      (317,056)
Net cash used in
investing activities       (11,418,450)      (6,976,031)    (6,156,531)

Cash flows from
financing activities:
Proceeds from
mortgage notes               2,968,224    6,015,334    4,706,715
Principal payments
of mortgage notes             (219,370)    (1,498,191)    (955,253)
Proceeds from
construction loans           4,963,218    365,306    2,967,158
Repayments of
construction loans                   0    0    (1,898,737)
Increase in due to
local general partners
and affiliates                     682    25,716    19,950
Decrease in due to
local general partners
and affiliates                  (4,000)    0    (985,707)
 (Increase) decrease
in deferred costs              (11,350)    (82,014)    4,596
(Decrease) increase in
capitalization
of consolidated
subsidiaries attributable
to minority interest          (342,862)     1,820,397       377,181
Net cash provided by
financing activities         7,354,542     6,646,548    4,235,903

Net decrease in cash
and cash equivalents        (3,354,540)      (415,865)    (1,760,323)

Cash and cash
equivalents at
beginning of year            7,157,348     7,573,213     9,333,536

Cash and cash
equivalents at
end of year                $ 3,802,808    $ 7,157,348    $  7,573,213

Supplemental disclosure
of cash flows information:
Cash paid during the
year for interest         $    987,277    $     728,365    $     705,544

Supplemental disclosures
of noncash investing
and financing activities:
Capitalization of
acquisition costs               $    0    $605,351    $532,418

Construction in progress
reclassified to
property and equipment       4,686,807    10,730,982    11,062,675

Mortgage notes payable
converted from
construction notes payable           0      1,450,000      1,164,918

(Decrease) increase in
deferred financing
costs through
accounts payable and
other liabilities                (9,064)             9,064          0

Increase in property
and equipment through
increase in due to
local general partners
and affiliates                        0         631,019              0

Increase in construction
in progress through
accounts payable and
other liabilities             1,369,186         264,148         752,724

Increase in construction
in progress through
accounts payable and other
liabilities and a
decrease in deferred
financing costs                       0           55,033              0


Increase in construction
in progress through
due to local general
partners and affiliates                0               0           62,805

Increase in property
and equipment through
accounts payable
and other liabilities                  0               0          486,909

Increase in deferred
financing costs through
construction in progress               0               0           15,000

Increase in construction
in progress through
deferred financing costs               0                0          66,857

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

NOTE 1 - General


Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993 and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "Gen-eral Partner").

The Partnership's business is to invest in other partnerships ("Local Part-nerships," "subsidiaries" or "subsidiary partnerships") owning apartment com-plexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of March 31, 1999, the Partnership had acquired a limited partnership in-terest in twenty subsidiary partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC rep-resents all of the economic and virtually all of the ownership rights attrib-utable to a limited partnership interest in the Partnership. As of March 31, 1999, the Partnership had raised a total of $43,440,000 representing 43,440 BACs.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allo-cated 99% to the limited partners and BACs holders and 1% to the general partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted ac-counting principles ("GAAP").

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty, twenty and seventeen (one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment) subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 1999, 1998 and 1997, respectively, (the 1998, 1997 and 1996
Fiscal Years). Through the rights of the Partnership and/or affiliate of the General Partner, which affiliate has a contractual obligation to act on be-half of the Partnership, to remove the general partner of the subsidiary lo-cal partnerships and to approve certain major operating and financial deci-sions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arise from cash contributions and cash dis-tributions to the minority interest partners.

(Income) losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such (income) losses aggregated approximately ($20,000), $8,700 and $10,300 for the years ended March 31, 1999, 1998 and 1997, respectively. The Part-nership's investment in each subsidiary is equal to the respective subsidi-
ary's partners' equity less minority interest capital, if any.   In consoli-
dation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and invest-ments in short-term highly liquid investments purchased with original maturi-ties of three months or less.

d)  Investments Available-For-Sale

At inception, the Partnership adopted the provisions of the Financial Ac-counting Standards Board's Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. At March 31, 1999 and 1998, the Partnership has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings result-ing in the establishment of a new cost basis for the security.

At March 31, 1999, the Partnership's investments classified as investments available-for-sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and mu-nicipal bond instruments. As further clarification, the maturities of the investments are approximately one month and, therefore, there are no material unrealized gains or losses.

e)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1999, the Partnership has not recorded any loss on impair-ment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 1999, the Partnership has not re-corded or classified any property and equipment as held for sale.

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

g)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to le-gal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage and the nonaccountable expense al-lowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

h)  Deferred Acquisition Costs

Acquisition costs and fees incurred in connection with the proposed purchase of interests in certain subsidiary partnerships have been deferred. In the event these partnerships are acquired, these amounts will be capitalized as property costs. If the subsidiary partnerships are not acquired, these amounts will be charged to operations.

i)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated.

j)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

k)  Recent Pronouncements

In April 1998, the AICPA issued S0P No. 98-5, "Reporting on the costs of Start-Up Activities". S0P No. 98.5, which will be adopted effective April 1, 1999, requires that costs of start-up activities, including organizational costs be expensed as incurred. In addition, at the time of adoption the un-amortized balance of any previously deferred organizational costs must be ex-pensed. This adoption will have no material effect on the result of opera-tions or financial condition for the 1999 Fiscal Year, as the unamortized balance is immaterial to the financial statements.

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

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:
                 March 31, 1999               March 31, 1998
                 Carrying                     Carrying
                 Amount       Fair Value      Amount       Fair Value
Mortgage notes
payable for
  which it is:

Practicable to
estimate
fair value       $  1,224,606    $  1,221,796    $  2,838,263    $1,635,922
Not practicable    31,198,071               *      26,835,560             *

Construction
Loans Payable for
  which it is:

Practicable to
estimate
fair value                  0               0               0             0
Not Practicable    12,043,984               *       7,080,766             *

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

The carrying amount of other financial instruments that require such disclo-sure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:
                                                              Estimated
                        March 31,                             Useful Lives
                     1999                 1998                (Years)
Land                       $  1,166,783    $  1,166,783    -
Building and improvements    76,926,841    66,799,722    20-40
Furniture and fixtures          988,829         938,664    5-12

                             79,082,453    68,905,169
Less:  Accumulated
depreciation                 (6,254,823)     (3,800,117)

                            $72,827,630    $65,105,052

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 1999 and 1998. In addition, as of March 31, 1999 and 1998, building and im-provements and construction in progress includes $1,096,544 and $945,183, re-spectively, of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary part-nerships have incurred developer's fees of $8,980,181 and $7,983,690 to the local general partners and affiliates as of March 31, 1999 and 1998, respec-tively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $2,454,706, $1,862,118 and $1,328,528, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                   March 31,
                           1999                  1998
Purchase price
payments*                 $1,508,996    $2,398,699
Construction                  78,621    967,165
Real estate taxes,
insurance and
other                      1,628,221    1,439,777
Reserve for
replacements                 592,492       526,138

                          $3,808,330    $5,331,779

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:
                                 March 31,
                         1999                 1998                Period
Financing costs           $1,047,110    $1,044,824             *
Deferred acquisition
costs                              0    96,683                 **
Organization
costs                        257,811       177,811             60 months
                           1,304,921    1,319,318
Less:  Accumulated
amortization                (322,481)      (243,170)

                         $   982,440    $1,076,148
*Over the life of
the related
mortgages.

**Were capitalized as part of the cost of the acquisitions and the balance was written off during the year end March 31, 1999.

Amortization expense for the years ended March 31, 1999, 1998 and 1997 amounted to $79,311, $94,330 and $56,467, respectively.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $51,000 including principal and interest at rates varying from 0% to 10.5% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Annual principal payment requirements, as of March 31, 1999 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending	    Amount

1999                  	$     241,614
2000                        	253,315
2001                        	271,087
2002                        	291,187
2003                        	312,523
Thereafter               	31,052,951

                        	$32,422,677

The mortgage agreements require monthly deposits to replacement reserves of approximately $15,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 1998, four subsidiary partnerships have construction loan commitments totaling approximately $12,527,000. As of December 31, 1998, such loans have an outstanding balance of approximately $12,044,000.

At December 31, 1998, Sumpter Commons Associates, L.P. was in default on this construction loan payable to CPC, resulting in the loan balance of $1,253,898 being accelerated and becoming immediately due. In addition, the Sumpter Commons Associates, L.P. has reserved for default interest of $33,929. On February 22, 1999, Sumpter Commons Associates, L.P. entered into a forbear-ance agreement with CPC to cure the default and satisfy all of the terms, re-quirements and conditions necessary for the conversion of the construction financing into permanent financing. In exchange, CPC has agreed to forbear from proceeding with the foreclosure action for a period of sixty days or un-til an earlier default under the terms and conditions of the agreement.

In addition, the U.S. Department of Housing and Urban Development ("HUD") has committed to provide an Upfront Grant totaling $4,160,000 towards the con-struction and development of one Local Partnership. Grant funds totaling $3,951,813 were utilized by the Local Partnership as of December 31, 1998.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata shares of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1999, 1998 and 1997 are as follows:

A)  Guarantees

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through certain dates as defined in the Partnership Agreement of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of re-payment to such Local General Partners. All current development deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Part-nership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1999, 1998 and 1997, the gross amounts of the Operating Deficit Guaran-tees aggregate approximately $5,129,000, $4,597,000 and $3,360,000, respec-tively, $1,280,319 of which has expired as of March 31, 1999. All current operating deficit guarantees expire within the next three years. As of March 31, 1999, approximately $343,000 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if prede-termined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 1999, 1998 and 1997, the gross amounts of these Rent-Up Guarantees for the Local Partnerships ag-gregate approximately $1,779,000, $1,779,000 and $1,326,000, respectively, of which approximately $1,779,000, $1,755,000 and $542,000 have expired as of March 31, 1999, 1998 and 1997, respectively. All current rent-up deficit guarantees expire within the next two years. There has not been any funding under these guaranty agreements. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset. Management does not expect a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Part-nership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

B)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 1999,
1998 and 1997 were as follows:
                                          Year Ended March 31,
                           1999                  1998                  1997
Partnership
management
fees (a)                 $   376,139    $     50,000    $   237,252
Expense
reimburse-
ment (b)                     116,085    119,911    91,999
Local
administrative
fees (d)                      51,000         44,000         25,000
Total
general and
administrative-
General Partner              543,224       213,911       354,251
Property
management
fees
incurred to
affiliates
of the
subsidiary
partnerships'
general partners (c)        217,666       178,858       139,780

Total general and
administrative-
related parties         $   760,890    $   392,769    $   494,031

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual lo-cal administrative fees will not exceed a maximum of 0.5% per annum of in-vested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Un-paid partnership management fees for any year will be accrued without inter-est and will be payable only to the extent of available funds after the Part-nership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Part-nership management fees owed to the General Partner amounting to approxi-mately $527,000 and $200,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An-other affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the sub-sidiary partnerships' performance.

(c) Property management fees incurred by Local Partnerships amounted to $339,925, $262,356 and $180,668 for the years ended March 31, 1999, 1998 and
1997, respectively.  Of these fees, $217,666, $178,858 and $139,780 were in-
curred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partner-ships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:
                                   March 31,
                           1999                  1998
Operating
advances                   $   142,008    $     41,001
Development
fee
payable                      3,155,817    3,595,647
Other
capitalized
costs                          116,335    116,335
Construction
costs
payable                        506,855    731,017
General
Partner
loan
payable (*)                    139,919    143,237
Construction
advances                       316,068    1,223,790
Management
and other
operating
fees                            97,014       135,299

                            $4,474,016    $5,986,326
(*)  General Partner loan payable consists of the follow-
ing:

Sumpter Commons Associates, L.P.
This loan bears interest
at 8% per annum and
is expected to be paid
in 1998.                   $   139,919    $   139,237

New Zion Apartments L.P.
This loan was unsecured,
noninterest bearing and
due on demand.        $              0    $       4,000

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:
                                  For the Year Ended December 31,
                          1998                  1997                  1996
Financial statement
net loss                  $(3,086,998)    $(2,149,365)    $(1,417,274)

Differences between depreciation and amortization
expense records for financial reporting purposes
and the accelerated costs recovery system utilized
for income tax
purposes                     (198,881)    (179,924)    (134,273)

Differences resulting from parent company having a
different fiscal year for income tax and financial
reporting
purposes                      151,387    59,523    0

Tax exempt interest
income                       (132,500)    (356,817)    (595,958)

Other, including accruals for financial reporting
not deductible for tax purposes until
paid                         (477,454)       122,513       119,542

Net loss as shown on the income tax return for the
calendar year
ended                     $(3,744,446)    $(2,504,070)    $(2,027,963)

NOTE 10 - Commitments and Contingencies

2301 First Avenue Limited Partnership
2301 First Avenue Limited Partnership ("2301 First Avenue") is a defendant in a lawsuit alleging personal injury. The amount of the claim may exceed 2301 First Avenue's insurance coverage limits. Another lawsuit by a Class Z lim-ited partner seeking damages, in a material amount, has been commenced against the buildings' general contractor, and the sole stockholder of the corporate general partner alleging breach of agreements involving several projects including 2301 First Avenue. Since it is premature to make an evaluation of the amount of 2301 First Avenue's potential loss, it is manage-ment's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in and advances to 2301 First Avenue at March 31, 1999 and 1998 was approximately $450,000 and $531,000, respectively, and the minority interest balance was zero at each date. 2301 First Avenue's net loss after minority interest amounted to ap-proximately $79,000, $135,000 and $261,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

Pacific East L.P.
The Pacific East L.P. is a defendant in a lawsuit filed by one of its tenants for injuries allegedly sustained as a result of an assault by an intruder in the tenant's apartment. Outside counsel for the Pacific East L.P. has ad-vised that an opinion as to probable outcome cannot be made, as the case is in the preliminary stages.

b)  Leases

One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years and monthly rent payments of $1,449. Es-timated future minimum payments due under the terms of the lease are as fol-lows:

1999    	$     21,252
2000          	21,252
2001          	21,252
2002          	21,252
2003          	21,252
Thereafter	   913,836
          	$1,020,096

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.
The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $3,427,000 at March 31, 1999.

d)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer in-formation systems to be year 2000 compliant and beyond. The year 2000 compli-ance issue concerns the inability of a computerized system to accurately rec-ord dates after December 31, 1999. The affiliate of the General Partner con-verted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliate of the General Partner are not be-ing charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership's contingency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurances given that the third parties will adequately address their year 2000 issues.

e)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partner-ship generated $4,743,808, $3,683,727 and $2,386,725 Tax Credits during the 1998, 1997 and 1996 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain informa-tion concerning the directors and executive officers of RIAI III, the sole general partner of the General Partner, is set forth below.

Name                    	Position

Stephen M. Ross         	Director

J. Michael Fried	        President, Chief Executive Officer and Director

Alan P. Hirmes          	Senior Vice President

Stuart J. Boesky        	Vice President

Marc D. Schnitzer       	Vice President

Glenn F. Hopps          	Treasurer

Teresa Wicelinski       	Secretary

STEPHEN M. ROSS, 59, President, Director and shareholder of The Related Re-alty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws de-gree in taxation from New York University School of Law. He joined the ac-counting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment bank-ing firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment develop-ments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsi-ble for all of Capital's syndication, finance, acquisition and investor re-porting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State Uni-versity with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice Presi-dent of Capital. Mr. Hirmes graduated from Hofstra University with a Bache-lor of Arts degree.

STUART J. BOESKY,43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant special-izing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boe-sky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then re-ceived a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 38, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 36, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State Uni-versity at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain ar-rangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such ar-rangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an account-able expense reimbursement and Subordinated Disposition Fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by refer-ence.

Tabular information concerning salaries, bonuses and other types of compensa-tion payable to executive officers has not been included in this annual re-port. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is lim-ited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
<CAPTION
                  Name and Address of     Amount and Nature of      Percentage
Title of Class    Beneficial Ownership    Beneficial Ownership      of Class
General Partnership     Related Independence    $1,000 capital
                                                contribution        100%
Interest in the         Associates III L.P.    -directly owned
Partnership             625 Madison Avenue
                        New York, NY 10022

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by ref-erence thereto. The following table sets forth the number of BACs benefi-cially owned, as of June 18, 1999, by (i) each BACs holder known to the Part-nership to be a beneficial owner of more than 5% of the BACs, (ii) each di-rector and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned di-rectly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Inter-ests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.

<CAPTION
                                    Amount and Nature of
Name of Beneficial Owner (1)        Beneficial Ownership    Percent of Class
Lehigh Tax Credit Partners, Inc.    3,242.94 (2) (3)    7.5%

J. Michael Fried                    3,242.94 (2) (3)    7.5%

Alan P. Hirmes                      3,242.94 (2) (3)    7.5%

Stuart J. Boesky                    3,242.94 (2) (3)    7.5%

Stephen M. Ross                     3,242.94 (2) (3)    7.5%

Marc D. Schnitzer                   3,242.94 (2) (3)    7.5%

Glenn F. Hopps                      -    -

Teresa Wicelinski                   -    -

All directors and
executive officers                  3,242.94 (2) (3)    7.5%
of the general partner of the
Related General Partner as a group
(seven persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on January 25, 1999 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and the General Partner (the "Standstill Agree-ment"), Lehigh III agreed that, prior to October 6, 2008 (the "Standstill Ex-piration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolida-tion, business combination, sale or acquisition of assets, liquidation, dis-solution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13
(d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accor-dance with the Standstill Agreement, (iii) disclose in writing to any third party intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its en-tirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference. The addresses of each of the Partnership, Lehigh III and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) Each such party serves as a director and executive officer of the Manag-ing Member and owns an equity interest therein.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Part-ner.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                  		Sequential
	                                                            	      Page

(a) 1.	Financial Statements

	Independent Auditors' Report                                      	16

	Consolidated Balance Sheets at March 31, 1999 and 1998            	68

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997                                            	69

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997             	70

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997                                            	71

	Notes to Consolidated Financial Statements                        	74

(a) 2.	Consolidated Financial Statement Schedules

	Independent Auditors' Report                                      	98

	Schedule I - Condensed Financial Information of Registrant        	99

	Schedule III - Real Estate and Accumulated Depreciation           	102

	All other schedules have been omitted because they are not re-quired or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit
Plus L.P. III as adopted on December 23, 1993*

(3B)	Form of Amended and Restated Agreement of Limited Partnership
of Independence Tax Credit Plus L.P. III, attached to the Pro-spectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit
Plus L.P. III as filed on December 23, 1993*

(10A)	Form of Subscription Agreement attached to the Prospectus as
Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partner-
ship's acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership
of Local Partnerships*

(21)	Subsidiaries of the Registrant                                   	95

(27)	Financial Data Schedule (filed herewith)                         	105

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

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)



	By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
		General Partner


	By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
		General Partner



Date:  June 25, 1999	By:	/s/ J. Michael Fried
		J. Michael Fried
		President, Chief Executive Officer and Director
		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated:


Signature	                     Title	                          Date



                          	President and Chief Executive Officer
                          	(principal executive officer)
/s/ J. Michael Fried	      and Director of Related
J. Michael Fried	          Independence Associates III Inc. 	June 25, 1999



                          	Senior Vice President
/s/ Alan P. Hirmes	        (principal financial officer) of Related
Alan P. Hirmes	            Independence Associates III Inc. 	June 25, 1999




                          	Treasurer (principal
/s/ Glenn F. Hopps        	accounting officer) of Related
Glenn F. Hopps            	Independence Associates III Inc. 	June 25, 1999




/s/ Stephen M. Ross	       Director of Related
Stephen M. Ross           	Independence Associates III Inc. 	June 25, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of In-dependence Tax Credit Plus L.P. III and Subsidiaries included in the Form 10-K as presented in our opinion dated June 14, 1999 on page 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1998, 1997 and 1996 Fiscal Years and Schedule III as of March 31, 1999. In our opinion, and based on the reports of the other auditors, these con-solidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP



New York, New York
June 14, 1999

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)


CONDENSED BALANCE SHEETS


ASSETS
                                         March 31,
                                 1999                  1998
Cash and cash equivalents     $     668,586    $  4,540,828
Investments available-for-sale    1,700,000    0
Investment in subsidiary
partnerships                     28,578,012    28,091,849
Cash held in escrow               1,508,996    2,398,699
Other assets                         32,699        130,959

Total assets                    $32,488,293    $35,162,335



LIABILITIES AND PARTNERS' CAPITAL



Due to general partner
and affiliates                $    667,772    $     274,364
Other liabilities                   20,081               532

Total liabilities                  687,853    274,896

Partners' capital               31,800,440    34,887,439

Total liabilities and partners'
capital                        $32,488,293    $35,162,335

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS


                                  Year Ended March 31,
                    1999                  1998                  1997
Revenues

Interest income    $    120,135    $    292,655    $    545,693
Other                         0               200               150

Total revenues          120,135        292,855        545,843

Expenses

Administrative and
management              184,673    169,780    256,133
Administrative and
management-
related parties         492,224    169,911    329,251
Amortization            106,683          10,000         10,000

Total expenses          783,580        349,691       595,384

Loss from operations   (663,445)    (56,836)    (49,541)

Equity in loss of
subsidiary
partnerships         (2,423,553)    (2,092,529)    (1,367,733)

Net loss            $(3,086,998)    $(2,149,365)    $(1,417,274)

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CONDENSED STATEMENTS OF CASH FLOWS
                                    Year Ended March 31,
                       1999                  1998                  1997
Cash flows from
operating activities:

Net loss               $(3,086,998)    $(2,149,365)    $(1,417,274)

Adjustments to
reconcile net loss
to net cash (used in)
provided by
operating activities:

Amortization               106,683    10,000    10,000
Equity in loss of
subsidiary
partnerships             2,423,553    2,092,529    1,367,733
Due from
subsidiary
partnerships                     0    317,056    (251,082)
Increase (decrease)
in assets:
Other assets                (8,423)    645,280    626,868
Increase (decrease)
in liabilities:
Due to general partners
and affiliates             393,408    65,834    198,497
Other
liabilities                 19,549           (1,003)              (565)

Total
adjustments              2,934,770     3,129,696     1,951,451

Net cash (used in)
provided by
operating activities      (152,228)        980,331        534,177

Cash flows from investing activities:

(Increase) decrease
in investments
available-for-sale      (1,700,000)    6,500,000    5,002,412
Investment in
subsidiary
partnerships            (2,931,609)    (8,473,919)    (6,290,122)
Distributions from
subsidiary
partnerships                21,892    3,751    9,147
Decrease (increase)
in cash held in escrow     889,703       (753,720)    1,100,752

Net cash used in
investing activities    (3,720,014)    (2,723,888)      (177,811)

Net (decrease) increase
 in cash and
cash equivalents        (3,872,242)    (1,743,557)    356,366

Cash and cash equivalents,
beginning of year        4,540,828     6,284,385    5,928,019

Cash and cash equivalents,
end of year            $   668,586    $ 4,540,828    $6,284,385


INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999
                                  Cost Capitalized
                                  Initial Cost to Partnership    Subsequent to
                                                  Buildings and  Acquisition:
Description           Encumbrances      Land      Improvements   Improvements
Apartment Complexes


Edward Hotel
Limited Partnership  $ 2,399,459  $   275,000  $   591,240  $2,569,916
Los Angeles, CA
Pacific East, L.P.     2,146,021  1,950  3,125,584  156,037
Brooklyn, NY
Overtown
Development
Group, Ltd.            1,414,711  52,284  2,627,099  147,487
Miami, FL
Sumpter Commons
Associates, L.P.       1,253,898  500  1,862,916  46,663
Park Housing
Limited Partnership      848,953  5,000  2,343,351  64,880
Livingston Manor
Urban Renewal          3,080,000  119,988  7,047,532  583,264
Associates, L.P.
Jefferis Square
Housing                1,900,000  55,158  0  4,588,014
Partnership, L.P.
2301 First Avenue
Limited Partnership    5,558,532  64,350  5,818,269  83,080
Lewis Street
Limited
Partnership            1,600,000  7,000  0  2,750,002
Savannah Park
Housing Limited          873,568  0  2,049,888  2,057,857
Partnership
Brannon Group, L.C.    4,929,490  380,000  2,598,402  5,538,378
Independence Tax
Credit Fund L.P.       2,510,527  1,732  339,661  6,164,035
(Mansion Court
Phase II Venture
and Aspen Olive
Associates
Consolidated)
Primm Place
Partners, L.P.         4,310,000  168,258  0  7,038,333
BK-9-A
Partners L.P.          1,065,958  0  1,517,313  (57,378)
BK-10K
Partners L.P.          1,199,556     11,000   1,637,762  (8,271)
Westmill Creek
Associates III L.P.    2,767,457  37,031  6,922,563  16,181
Universal Court
Associates             1,500,000  31,024  279,220  4,639,401
New Zion
Apartments             1,166,426  20,000  2,688,770  12,362
Dreitzer House         3,942,105         5         0         12,362

                     $44,466,661  $1,230,280  $41,449,570  $36,402,603




                       Gross Amount at which Carried At Close of Period
                                 Buildings and
Description            Land      Improvements      Total
Apartment Complexes


Edward Hotel
Limited Partnership  $281,123  $  3,155,033  $  3,436,156
Los Angeles, CA
Pacific East, L.P.      8,075  3,275,496  3,283,571
Brooklyn, NY
Overtown
Development
Group, Ltd.            58,408  2,768,462  2,826,870
Miami, FL
Sumpter Commons
Associates, L.P.        3,673  1,906,406  1,910,079
Park Housing
Limited Partnership     8,173  2,405,058  2,413,231
Livingston Manor
Urban Renewal         123,161  7,627,623  7,750,784
Associates, L.P.
Jefferis Square
Housing                39,347  4,603,825  4,643,172
Partnership, L.P.
2301 First Avenue
Limited Partnership    67,523  5,898,176  5,965,699
Lewis Street
Limited
Partnership            10,173  2,746,829  2,757,002
Savannah Park
Housing Limited         3,173  4,104,572  4,107,745
Partnership
Brannon Group, L.C.   383,173  8,133,607  8,516,780
Independence Tax
Credit Fund L.P.        5,123  6,500,305  6,505,428
(Mansion Court
Phase II Venture
and Aspen Olive
Associates
Consolidated)
Primm Place
Partners, L.P.         67,777  7,138,814  7,206,591
BK-9-A
Partners L.P.           3,173  1,456,762  1,459,935
BK-10K
Partners L.P.          14,176  1,626,315  1,640,491
Westmill Creek
Associates III L.P.    37,649  6,938,126  6,975,775
Universal Court
Associates             31,642  4,918,003  4,949,645
New Zion
Apartments             20,618  2,700,514  2,721,132
Dreitzer House            623         11,744         12,367

                   $1,166,783  $77,915,670  $79,082,453


                                                             Life on which
                                                             Depreciation in
                                    Year of                  Latest Income
                     Accumulated    Construction/     Date   Statements are
Description          Depreciation   Renovation     Acquired  Computed(a)(b)
Apartment Complexes


Edward Hotel
Limited Partnership  $   394,608  1994-95  Nov. 1994  27.5 years
Los Angeles, CA
Pacific East, L.P.       581,621  1994-95  Dec. 1994  27.5 years
Brooklyn, NY
Overtown
Development
Group, Ltd.              309,454  1994-95  Dec. 1994  40 years
Miami, FL
Sumpter Commons
Associates, L.P.         233,769  1995-96  Apr. 1995  27.5 years
Park Housing
Limited Partnership      266,446  1995-96  May 1995  27.5 years
Livingston Manor
Urban Renewal            590,270  1995-96  June 1995  15-40 years
Associates, L.P.
Jefferis Square
Housing                  313,571  1995-96  June 1995  20 - 40 years
Partnership, L.P.
2301 First Avenue
Limited Partnership      852,834  1995-96  Aug. 1995  27.5 years
Lewis Street
Limited
Partnership              294,082  1995-96  Oct. 1995  27.5 years
Savannah Park
Housing Limited          434,162  1995-96  Oct. 1995  27.5 years
Partnership
Brannon Group, L.C.      268,146  1995-96  Dec. 1995  40 years
Independence Tax
Credit Fund L.P.         298,550  1995-96  Dec. 1995  20 - 40 years
(Mansion Court
Phase II Venture
and Aspen Olive
Associates
Consolidated)
Primm Place
Partners, L.P.           314,209  1995-96  Dec. 1995  10 - 40 years
BK-9-A
Partners L.P.            144,161  1995-96  Dec. 1995  40 years
BK-10K
Partners L.P.            160,876  1995-96  Dec. 1995  40 years
Westmill Creek
Associates III L.P.      592,722  1997-98  Dec. 1996  27.5 years
Universal Court
Associates                56,392  1997-98  Apr. 1997  20-40 years
New Zion
Apartments               144,974  1997-98  Nov. 1997  15 - 27.5 years
Dreitzer House             3,976  1997-99  Dec. 1997  27.5 years

                      $6,254,823

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.


                          Cost of Property and Equipment
                          Year Ended March 31,
                          1999            1998             1997
Balance at
beginning of period      $68,905,169  $49,002,477  $36,045,837
Additions
during period:
Improvements              10,177,284  19,902,692  12,956,640
Depreciation expense

Balance at
close of period          $79,082,453  $68,905,169  $49,002,477


                          Accumulated Depreciation
                          Year Ended March 31,
                          1999            1998             1997
Balance at
beginning of period       $3,800,117  $1,937,998  $   609,470
Additions during
period:
Improvements
Depreciation
expense                    2,454,706  1,862,119  1,328,528

Balance at
close of period           $6,254,823  $3,800,117  $1,937,998

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