Form 10-Q
period 1999-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1999-08-04
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                        June 30,               March 31,
                                         1999                    1999

ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $6,925,594 and $6,254,823,
  respectively                         $72,161,797            $72,827,630
Construction in progress                 6,316,321              6,267,185
Cash and cash equivalents                3,240,611              3,802,808
Investments available-for-sale           1,400,000              1,700,000
Cash held in escrow                      3,598,297              3,808,330
Deferred costs, less accumulated
  amortization of $235,862
  and $322,481, respectively               835,029                982,440
Other assets                               593,910                924,311
Total assets                           $88,145,965            $90,312,704

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                 $32,468,847            $32,422,677
Construction loan payable               12,134,234             12,043,984
Accounts payable and other
  liabilities                            4,129,721              5,311,397
Due to local general partners and
  affiliates                             4,218,162              4,474,016
Due to general partner
  and affiliates                         1,161,883              1,067,876
Total liabilities                       54,112,847             55,319,950
Minority interest                        3,207,563              3,192,313
Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (43,440 BACs
  issued and outstanding)               30,903,427             31,868,564
General partner                            (77,872)               (68,123)
Total partners' capital (deficit)       30,825,555             31,800,441
Total liabilities and
  partners' capital                    $88,145,965            $90,312,704
  (deficit)
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                              Three Months Ended
                                                    June 30,
                                           1999                  1998*

Revenues
Rental income                           $1,251,262             $1,210,930
Other income                               103,432                 81,730
Total revenues                           1,354,694              1,292,660

Expenses
General and administrative                 336,890                363,924
General and administrative-
  related parties (Note 2)                 206,269                181,964
Repairs and maintenance                    189,898                166,174
Operating                                  179,613                154,500
Taxes                                       71,195                 48,487
Insurance                                  100,012                 93,397
Financial, principally interest            391,043                291,509
Depreciation and amortization              687,127                536,618
Total expenses                           2,162,047              1,836,573

Net loss before minority interest
  and extraordinary item                  (807,353)              (543,913)
Minority interest in income
  of subsidiary partnerships               (28,053)                (7,662)
Loss before extraordinary item            (835,406)              (551,575)
Extraordinary item - cumulative
  effect of a change in accounting
  principle - amortization of
  organization costs                      (139,480)                     0

Net loss                               $  (974,886)           $  (551,575)

Limited Partners Share:
Loss before extraordinary item         $  (827,052)           $  (546,059)
Extraordinary item                        (138,085)                     0

Net loss -limited partners             $  (965,137)           $  (546,059)

Number of BACs outstanding                  43,440                 43,440

Loss before extraordinary item
  per limited partner unit           $      (19.04)          $     (12.57)
Extraordinary item per limited
  partner unit                               (3.18)                     0

Net loss per BAC                     $      (22.22)          $     (12.57)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)


                                                 Limited            General
                             Total               Partners           Partner

Partners' capital -
  (deficit)
  April 1,  1999          $31,800,441          $31,868,564          $(68,123)

Net loss                     (974,886)            (965,137)           (9,749)

Partners' capital -
  (deficit)
  June 30, 1999           $30,825,555          $30,903,427          $(77,872)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                            1999                  1998

Cash flows from operating activities:
Net loss                               $  (974,886)           $  (551,575)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization              687,127                536,618
Extraordinary item-cumulative
  effect of a change in accounting
  principal-amortization of organization
  costs                                    139,480                      0
Minority interest in income
  of subsidiaries                           28,053                  7,662
Decrease in accounts
  payable and other liabilities             (7,209)              (136,112)
Decrease (increase) in cash held
  in escrow                                190,971               (221,273)
Decrease in other assets                   330,401                 62,053
Increase in due to local general
  partners and affiliates                   82,161                 95,343
Decrease in due to local general
  partners and affiliates                  (92,069)               (89,488)
Increase due to general partner
  and affiliates                            94,007                108,085
Total adjustments                        1,452,922                362,888
Net cash provided by (used in)
  operating activities                     478,036               (188,687)

Cash flows from investing activities:
Increase in property and equipment          (4,938)               (13,704)
(Decrease) increase in investments
  available for sale                       300,000               (500,000)
Increase in construction in progress       (49,136)            (1,566,505)
Decrease in cash held in escrow             19,062                349,904
Decrease in accounts payable
  and other liabilities                 (1,174,467)              (261,471)
Increase in due to local general
  partners and affiliates                        0                163,893
Decrease in due to local general
  partners and affiliates                 (207,100)              (281,748)
Net cash used in investing
  activities                            (1,116,579)            (2,109,631)

Cash flows from financing activities:
Proceeds from mortgage notes                88,200                434,507
Repayments of mortgage notes               (42,030)               (25,316)
Proceeds from construction loans            90,250                540,767
Decrease in due to local general
  partners and affiliates                  (38,846)               (33,057)
Increase in deferred costs                  (8,425)                  (150)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest        (12,803)                (7,070)
Net cash provided by financing
  activities                                76,346                909,681
Net decrease in cash and
  cash equivalents                        (562,197)            (1,388,637)
Cash and cash equivalents at
  beginning of period                    3,802,808              7,157,348
Cash and cash equivalents at
  end of period                        $ 3,240,611            $ 5,768,711

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)


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

As of June 30, 1999, the Partnership has acquired limited partner-ship interests in twenty subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary part-nerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March
31. Accounts of the subsidiaries have been adjusted for intercom-pany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $41,000 and $3,000 for the three months ended June 30, 1999 and 1998, respec-tively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to $139,480 for the quarter ended June 30, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June
30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:
                                                Three Months Ended
                                                      June 30,
                                            1999                  1998*
Partnership management fees (a)        $    94,033            $    80,000
Expense reimbursement (b)                   30,938                 37,484
Local administrative fee (c)                13,000                 11,000
Total general and administrative-
  General Partner                          137,971                128,484
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)        68,298                 53,480
Total general and administrative-
  related parties                       $  206,269             $  181,964

*Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to ap-proximately $621,000 and $527,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, respectively.

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

(c) Independence SLP III L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $5,000 per year from each subsidiary partnership.

(d) Property management fees incurred by Local Partnerships amounted to $94,906 and $83,353 for the three months ended June
30, 1999 and 1998, respectively. Of these fees $68,298 and $53,480 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

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

As of June 30, 1999, the Partnership has invested approximately $35,074,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Local Partnership Contribution Agreements and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (not including ap-proximately $1,042,000 being held in escrow) as certain bench-marks, such as occupancy level, must be attained prior to the re-lease of the funds. The Partnership does not intend to acquire additional properties. During the three months ended June 30, 1999, approximately $465,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $465,000 was released from escrow). There was one downward price adjustment during the three months ended June 30, 1999 in the amount of approximately $1,000 related to one Local Partner-ship which was purchased in the previous fiscal year. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjust-ments resulted in a net decrease in purchase price of approxi-mately $1,000 during the three months ended June 30, 1999.

For the three months ended June 30, 1999, cash and cash equiva-lents of the Partnership and its twenty consolidated Local Partner-ships decreased approximately $562,000 primarily due to an in-crease in construction in progress ($49,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($246,000) and a decrease in accounts payable and other liabilities relating to investing activities ($1,174,000) which exceeded cash provided by operating activities ($478,000), a decrease in investments available for sale ($300,000), net proceeds from mortgage and construction loans ($136,000) and a decrease in cash held in escrow relating to investing activities ($19,000). Included in the adjustments to reconcile the net loss to cash pro-vided by operating activities is depreciation and amortization in the amount of approximately $827,000.

A working capital reserve has been established from the Partner-ship's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 1999, all funds were used. During three months ended June 30, 1999, the Partner-ship received no cash flow distributions from operations of the Local Partnerships. Management anticipates receiving distribu-tions in the future, although not to a level sufficient to permit pro-viding cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $621,000 and $527,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without pay-ment of these amounts but is under no obligation to continue do so.

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

Results of Operations

As of June 30, 1999 and 1998, the Partnership had acquired an interest in twenty Local Partnerships, all of which were consoli-dated. The Partnership does not intend to acquire additional in-terests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 1999 and 1998 consisted primarily of (1) approximately $20,000 and $39,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and
(2) the results of the Partnership's investment in twenty consoli-dated Local Partnerships.

For the three months ended June 30, 1999 as compared to 1998, rental income and all categories of expenses increased except for general and administrative and the results of operations are not comparable due to the continued rent up of properties, and are not reflective of future operations of the Partnership due to rent up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Of-fering are invested in Local Partnerships. Other income increased approximately $22,000 for the three months ended June 30, 1999 as compared to 1998. The increase for the three months is primarily due to an increase in interest income on escrow balances at two Local Partnerships.

General and administrative decreased approximately $27,000 for the three months ended June 30, 1999 as compared to 1998, pri-marily due to a decrease in legal and professional fees at two Local Partnerships.

Amortization of organization costs increased by approximately $139,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unam-ortized organization costs as of January 1, 1999.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership's con-tingency plan is to have (i) a complete backup done on December
31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant.
A detailed survey and assessment was sent to material third par-ties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accu-racy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone corre-spondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES III L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES III INC., General Partner


Date:  August 4, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  August 4, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)