Form 10-Q
period 1999-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 1999-10-27
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                             September 30,     March 31,
                                                1999             1999

ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $7,593,867 and $6,254,823,
  respectively                               $71,528,861      $72,827,630
Construction in progress                       6,525,296        6,267,185
Cash and cash equivalents                      3,076,730        3,802,808
Investments available-for-sale                 1,400,000        1,700,000
Cash held in escrow                            3,555,574        3,808,330
Deferred costs, less accumulated
  amortization of $243,306
  and $322,481, respectively                     827,586          982,440
Other assets                                     557,367          924,311
Total assets                                 $87,471,414      $90,312,704

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                       $32,434,396      $32,422,677
Construction loan payable                     12,283,486       12,043,984
Accounts payable and other
  liabilities                                  4,080,895        5,311,397
Due to local general partners and
  affiliates                                   3,854,035        4,474,016
Due to general partner and affiliates          1,293,824        1,067,876
Total liabilities                             53,946,636       55,319,950
Minority interest                              3,382,629        3,192,313
Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (43,440 BACs
  issued and outstanding)                     30,226,855       31,868,564
General partner                                  (84,706)         (68,123)
Total partners' capital (deficit)             30,142,149       31,800,441
Total liabilities and partners' capital      $87,471,414      $90,312,704
  (deficit)
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                      Three Months Ended            Six Months Ended
                         September 30,                September 30,
                      1999          1998*          1999           1998*

Revenues
Rental income      $1,303,120    $1,272,313    $ 2,554,382    $ 2,483,243
Other income          104,312       114,569        207,744        196,299
Total revenues      1,407,432     1,386,882      2,762,126      2,679,542

Expenses
General and
  administrative      269,441       352,213        606,331        716,137
General and
  administrative-
  related parties
  (Note 2)            208,358       194,905        414,627        376,869
Repairs and
  maintenance         257,265       186,688        447,163        352,862
Operating             141,566       173,364        321,179        327,864
Taxes                  70,165        69,520        141,360        118,007
Insurance              66,137        71,167        166,149        164,564
Financial,
  principally
  interest            402,632       329,732        793,675        621,241
Depreciation and
  amortization        675,716       507,469      1,362,843      1,044,087
Total expenses      2,091,280     1,885,058      4,253,327      3,721,631

Net loss before
  minority interest
  and extraordinary
  item               (683,848)     (498,176)    (1,491,201)    (1,042,089)
Minority interest
  in loss (income) of
  subsidiary
  partnerships            442       (19,809)       (27,611)       (27,471)
Loss before
  extraordinary
  item               (683,406)     (517,985)    (1,518,812)    (1,069,560)
Extraordinary item -
  cumulative
  effect of a change
  in accounting
  principle -
  amortization of
  organization costs        0             0       (139,480)             0

Net loss            $(683,406)    $(517,985)   $(1,658,292)   $(1,069,560)

Limited Partners
  Share:
Loss before
  extraordinary
  item              $ 676,572     $(512,805)   $(1,503,624)   $(1,058,864)
Extraordinary
  item                      0             0       (138,085)             0

Net loss -limited
  partners          $ 676,572     $(512,805)   $(1,641,709)   $(1,058,864)

Number of BACs
  outstanding          43,440        43,440         43,440         43,440

Loss before
  extraordinary
  item per limited
  partner unit      $  (15.57)    $  (11.81)    $   (34.61)   $    (24.38)
Extraordinary item
  per limited
  partner unit              0             0          (3.18)             0

Net loss per BAC    $  (15.57)    $  (11.81)    $   (37.79)   $    (24.38)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)

                                                Limited          General
                                  Total         Partners         Partner

Partners' capital -
  (deficit)
  April 1,  1999               $31,800,441      $31,868,564      $(68,123)

Net loss - six
  months ended
  September 30, 1999            (1,658,292)      (1,641,709)      (16,583)

Partners' capital -
  (deficit)
  September 30, 1999           $30,142,149      $30,226,855      $(84,706)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                 Six Months Ended
                                                   September 30,
                                                1999              1998

Cash flows from operating activities:
Net loss                                    $(1,658,292)      $(1,069,560)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                 1,362,843         1,044,087
Extraordinary item-cumulative
  effect of a change in accounting
  principal-amortization of organization
  costs                                         139,480                 0
Minority interest in income
  of subsidiaries                                27,611            27,471
Increase in accounts
  payable and other liabilities                  61,870            80,917
Decrease (increase) in cash held
  in escrow                                     153,492          (329,666)
Decrease in other assets                        366,944           192,448
Increase in due to local general
  partners and affiliates                        75,835            69,591
Decrease in due to local general
  partners and affiliates                      (101,069)          (91,474)
Increase due to general partner
  and affiliates                                225,948           178,840
Total adjustments                             2,312,954         1,172,214
Net cash provided by
  operating activities                          654,662           102,654

Cash flows from investing activities:
Increase in property and equipment              (40,275)           (9,699)
Decrease in investments
  available for sale                            300,000                 0
Increase in construction in progress           (258,111)       (4,480,679)
Decrease in cash held in escrow                  99,264           817,168
Decrease in accounts payable
  and other liabilities                      (1,292,372)         (297,545)
Increase in due to local general
  partners and affiliates                             0            85,100
Decrease in due to local general
  partners and affiliates                      (555,901)         (930,048)
Net cash used in investing activities        (1,747,395)       (4,815,703)

Cash flows from financing activities:
Proceeds from mortgage notes                     88,200         1,494,821
Repayments of mortgage notes                    (76,481)          (58,156)
Proceeds from construction loans                239,502         2,021,264
Decrease in due to local general
  partners and affiliates                       (38,846)          (32,657)
(Increase) decrease in deferred costs            (8,425)              210
Increase (decrease) in capitalization
  of consolidated subsidiaries
  attributable to minority interest             162,705            (9,380)
Net cash provided by financing
  activities                                    366,655         3,416,102
Net decrease in cash and
  cash equivalents                             (726,078)       (1,296,947)
Cash and cash equivalents at
  beginning of period                         3,802,808         7,157,348
Cash and cash equivalents at
  end of period                              $3,076,730        $5,860,401

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)


Note 1 - General


Independence Tax Credit Plus L.P. III, a Delaware limited partner-ship (the "Partnership"), was organized on December 23, 1993, and commenced its public offering on June 7, 1994. The general part-ner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

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

As of September 30, 1999, the Partnership has acquired limited partnership interests in twenty subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on be-half of the Partnership, to remove the general partner of the sub-sidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for inter-company transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be pre-pared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $3,000 and $45,000 and $6,000 for the three and six months ended September 30, 1999 and 1998, respectively. The Partnership's in-vestment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolida-tion, all subsidiary partnership losses are included in the Partner-ship's capital account except for losses allocated to minority inter-est capital.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to $139,480 for the quarter ended September 30, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the operating results for the six months ended Septem-ber 30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                         Three Months Ended          Six Months Ended
                            September 30,              September 30,
                         1999         1998*         1999          1998*
Partnership manage-
  ment fees (a)       $  94,033      $105,000      $188,066      $185,000
Expense reimburse-
  ment (b)               33,500        21,955        64,438        59,439
Local administra-
  tive fee (c)           13,000        11,000        26,000        22,000
Total general and
  administrative-
  General Partner       140,533       137,955       278,504       266,439
Property manage-
  ment fees
  incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)           67,825        56,950       136,123      110,430
Total general and
  administrative-
  related parties      $208,358      $194,905      $414,627      $376,869

*Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to ap-proximately $715,000 and $527,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respectively. Without the General Partner's continued allowance of accrual without pay-ment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Part-ner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $96,339 and $90,693 and $191,245 and $174,046 for
the three and six months ended September 30, 1999 and 1998, respectively. Of these fees $67,825 and $56,950 and $136,123 and $110,430 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 1999, the Partnership has invested approxi-mately $35,074,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Local Partnership Contribution Agreements and not in-cluding acquisition fees of approximately $2,510,000) of net pro-ceeds in twenty Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (not in-cluding approximately $1,042,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to ac-quire additional properties. During the six months ended Sep-tember 30, 1999, approximately $465,000 was paid to Local Part-nerships, including purchase price adjustments (of which ap-proximately $465,000 was released from escrow). There was one downward price adjustment during the six months ended Sep-tember 30, 1999 in the amount of approximately $1,000 related to one Local Partnership which was purchased in the previous fiscal year. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential pur-chase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in purchase price of ap-proximately $1,000 during the six months ended September 30, 1999.

For the six months ended September 30, 1999, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $726,000 due to an increase in property and equipment ($40,000), an increase in deferred cost ($8,000), an increase in construction in progress ($258,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($595,000) and a decrease in accounts payable and other liabilities relating to investing activi-ties ($1,292,000) which exceeded cash provided by operating ac-tivities ($655,000), a decrease in investments available for sale ($300,000), net proceeds from mortgage and construction loans ($251,000), decrease in capitalization of consolidated subsidiaries attributable to minority interest ($163,000) and a decrease in cash held in escrow relating to investing activities ($99,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $1,502,000.

A working capital reserve has been established from the Partner-ship's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 1999, all funds were used. During six months ended September 30, 1999, the Partnership received no cash flow distributions from opera-tions of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $715,000 and $527,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respec-tively (see Note 2). Without the General Partner's continued ac-crual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Results of Operations

As of September 30, 1999 and 1998, the Partnership had acquired an interest in twenty Local Partnerships, all of which were con-solidated. The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 1999 and 1998 consisted primarily of
(1) approximately $19,000 and $33,000 and $39,000 and $72,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in twenty consolidated Local Partner-ships.

For the three and six months ended September 30, 1999 as com-pared to 1998, rental income and all categories of expenses in-creased except for general and administrative, operating and the results of operations are not comparable due to the continued rent up of properties, and are not reflective of future operations of the Partnership due to rent up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering are invested in Local Partner-ships.

General and administrative decreased approximately $83,000 and $110,000 for the three and six months ended September 30, 1999 as compared to 1998, primarily due to a decrease in legal and profes-sional fees at one Local Partnership.

Operating expenses decreased approximately $32,000 and $7,000 for the three and six months ended September 30, 1999 as com-pared to 1998 primarily due to a decrease in water and sewer us-age at two Local Partnerships.

Amortization of organization costs increased by approximately $139,000 for the six months ended September 30, 1999 as com-pared to the corresponding period in 1998 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unamortized organization costs as of January 1, 1999.

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


Date:  October 27, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  October 27, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)