Form 10-Q
period 1999-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2000-02-01
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                             December 31,      March 31,
                                                1999             1999
ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $8,258,565 and $6,254,823,
  respectively                               $70,889,957      $72,827,630
Construction in progress                       6,864,531        6,267,185
Cash and cash equivalents                      4,614,737        3,802,808
Investments available-for-sale                         0        1,700,000
Cash held in escrow                            3,638,794        3,808,330
Deferred costs, less accumulated
  amortization of $255,206
  and $322,481, respectively                     815,686          982,440
Other assets                                     569,375          924,311
Total assets                                 $87,393,080      $90,312,704

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                       $32,394,025      $32,422,677
Construction loan payable                     12,283,486       12,043,984
Accounts payable and other
  liabilities                                  4,661,574        5,311,397
Due to local general partners and
  affiliates                                   3,880,404        4,474,016
Due to general partner and affiliates          1,436,613        1,067,876
Total liabilities                             54,656,102       55,319,950
Minority interest                              3,371,017        3,192,313
Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (43,440 BACs
  issued and outstanding)                     29,458,429       31,868,564
General partner                                  (92,468)         (68,123)
Total partners' capital (deficit)             29,365,961       31,800,441
Total liabilities and partners' capital      $87,393,080      $90,312,704
  (deficit)
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended             Nine Months Ended
                         December 31,                   December 31,
                      1999             1998*         1999            1998*
Revenues
Rental income      $1,364,329      $1,170,508      $3,918,711      $3,653,751
Other income          107,663         129,482         315,407         325,781
Total revenues      1,471,992       1,299,990       4,234,118       3,979,532

Expenses
General and
  administrative      365,264         287,232         971,595         965,878
General and
  administrative-
  related parties
  (Note 2)            219,203         211,024         633,830         587,893
Repairs and
  maintenance         275,004         201,135         722,167         591,488
Operating             150,350         137,903         471,529         465,767
Taxes                 106,124          52,478         247,484         170,485
Insurance              57,423          90,972         223,572         255,536
Financial,
  principally
  interest            399,168         301,614       1,192,843         922,855
Depreciation and
  amortization        676,598         553,930       2,039,441       1,598,017
Total expenses      2,249,134       1,836,288       6,502,461       5,557,919

Net loss before
  minority interest
  and extraordinary
  item               (777,142)       (536,298)     (2,268,343)     (1,578,387)
Minority interest
  in loss (income) of
  subsidiary
  partnerships            954         (19,829)        (26,657)        (47,300)
Loss before
  extraordinary
  item               (776,188)       (556,127)     (2,295,000)     (1,625,687)
Extraordinary item -
  cumulative
  effect of a change
  in accounting
  principle -
  amortization of
  organization costs        0               0        (139,480)              0

Net loss          $  (776,188)    $  (556,127)    $(2,434,480)    $(1,625,687)

Limited Partners
  Share:
Loss before
  extraordinary
  item              $(768,426)      $(550,566)    $(2,272,050)    $(1,609,430)
Extraordinary
  item                      0               0        (138,085)              0

Net loss -limited
  partners          $(768,426)      $(550,566)    $(2,410,135)    $(1,609,430)

Number of BACs
  outstanding          43,440          43,440          43,440          43,440

Loss before
  extraordinary
  item per limited
  partner unit      $  (17.69)      $  (12.67)    $    (52.30)    $    (37.05)
Extraordinary item
  per limited
  partner unit              0               0           (3.18)              0

Net loss per BAC    $  (17.69)      $  (12.67)    $    (55.48)    $    (37.05)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                          Limited          General
                           Total          Partners         Partner
Partners' capital -
  (deficit)
  April 1, 1999         $31,800,441      $31,868,564      $(68,123)

Net loss - nine
  months ended
  December 31, 1999      (2,434,480)      (2,410,135)      (24,345)

Partners' capital -
  (deficit)
  December 31, 1999     $29,365,961      $29,458,429      $(92,468)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
                                                Nine Months Ended
                                                   December 31,
                                                1999            1998
Cash flows from operating activities:
Net loss                                    $(2,434,480)      $(1,625,687)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                 2,039,441         1,598,017
Extraordinary item-cumulative
  effect of a change in accounting
  principal-amortization of organization
  costs                                         139,480                 0
Minority interest in income
  of subsidiaries                                26,657            47,300
Increase in accounts
  payable and other liabilities                 350,467           189,147
Decrease (increase) in cash held
  in escrow                                      73,924          (367,888)
Decrease in other assets                        354,936           146,555
Increase in due to local general
  partners and affiliates                       102,098            50,211
Decrease in due to local general
  partners and affiliates                      (100,963)          (90,759)
Increase due to general partner
  and affiliates                                368,737           257,675
Total adjustments                             3,354,777         1,830,258
Net cash provided by
  operating activities                          920,297           204,571

Cash flows from investing activities:
Increase in property and equipment              (66,069)          (63,735)
Decrease in investments
  available for sale                          1,700,000                 0
Increase in construction in progress           (597,346)       (7,242,376)
Decrease in cash held in escrow                  95,612         1,036,664
Decrease in accounts payable
  and other liabilities                      (1,000,290)         (518,701)
Increase in due to local general
  partners and affiliates                             0            20,000
Decrease in due to local general
  partners and affiliates                      (555,901)       (1,641,618)
Net cash used in investing activities          (423,994)       (8,409,766)

Cash flows from financing activities:
Proceeds from mortgage notes                     88,200         3,401,977
Repayments of mortgage notes                   (116,852)          (93,316)
Proceeds from construction loans                239,502         3,399,954
Decrease in due to local general
  partners and affiliates                       (38,846)          (33,457)
(Increase) decrease in deferred costs            (8,425)            8,914
Increase (decrease) in capitalization
  of consolidated subsidiaries
  attributable to minority interest             152,047            (9,380)
Net cash provided by financing
  activities                                    315,626         6,674,692
Net increase (decrease) in cash and
  cash equivalents                              811,929        (1,530,503)
Cash and cash equivalents at
  beginning of period                         3,802,808         7,157,348
Cash and cash equivalents at
  end of period                              $4,614,737        $5,626,845

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)


Note 1 - General


The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the "Partnership") and 20 other limited partnerships ("subsidiary partnerships", "subsidiar-ies" or "Local Partnerships") owning apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major oper-ating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000 and $4,000 and $53,000 and $10,000 for the three and nine months ended December 31, 1999 and 1998, respectively. The Partner-ship's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to $139,480 for the quarter ended December 31, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the operating results for the nine months ended December 31, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                        Three Months Ended           Nine Months Ended
                           December 31,                 December 31,
                        1999           1998*         1999          1998*
Partnership manage-
  ment fees (a)      $  94,033      $  95,000      $282,099      $280,000
Expense reimburse-
  ment (b)              46,881         34,340       111,319        93,779
Local administra-
  tive fee (c)          12,000         11,000        38,000        33,000
Total general and
  administrative-
  General Partner      152,914        140,340       431,418       406,779
Property manage-
  ment fees
  incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)          66,289         70,684       202,412       181,114
Total general and
  administrative-
  related parties     $219,203       $211,024      $633,830      $587,893

*Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to ap-proximately $809,000 and $527,000 were accrued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partner's continued allowance of accrual without pay-ment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Part-ner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $95,352 and $98,857 and $286,597 and $272,903 for
the three and nine months ended December 31, 1999 and 1998, respectively. Of these fees $66,289 and $70,684 and $202,412 and $181,114 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include interest earned on Gross Proceeds which are invested in tax-exempt money mar-ket instruments pending final payments to Local Partnerships, interest earned on working capital reserves and distributions re-ceived from Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

As of December 31, 1999, the Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (not in-cluding approximately $1,042,000 being held in escrow). During the nine months ended December 31, 1999, approximately
$465,000 was paid to Local Partnerships, including purchase price adjustments (of which all was released from escrow).

For the nine months ended December 31, 1999, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $812,000 due to cash pro-vided by operating activities ($920,000), a decrease in investments available for sale ($1,700,000), a decrease in cash held in escrow ($96,000), net proceeds from mortgage and construction ($211,000) and an increase in capitalization of consolidated subsidiaries at-tributable to minority interest ($152,000) which exceeded the in-crease in property and equipment ($66,000), an increase in de-ferred cost ($8,000), an increase in construction in progress ($597,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($595,000) and a decrease in accounts payable and other liabilities relating to investing activities ($1,000,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,039,000.

During nine months ended December 31, 1999, the Partnership received no cash flow distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $809,000 and $527,000 were accrued and unpaid as of December 31, 1999 and March 31, 1999, respec-tively (see Note 2). Without the General Partner's continued ac-crual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1999 and 1998 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the correspond-ing expenses being divided among operations, depreciation and mortgage interest.

For the three and nine months ended December 31, 1999 as com-pared to 1998, rental income and all categories of expenses in-creased except for insurance and the results of operations are not comparable due to the continued rent up of properties, and are not reflective of future operations of the Partnership due to rent up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Of-fering are invested in Local Partnerships.

Insurance expenses decreased approximately $34,000 and $32,000 for the three and nine months ended December 31, 1999 as com-pared to 1998 primarily due to an overaccrual at one Local Part-nership in 1998.

Extraordinary item - amortization of organization costs increased by approximately $139,000 for the nine months ended December
31, 1999 as compared to the corresponding period in 1998 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unamortized organization costs as of Janu-ary 1, 1999.

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


INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES III L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES III INC., General Partner


Date:  February 1, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 1, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)