Form 10-K
period 2000-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2000-06-12
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-3746339
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
---------------------------------------                          ----------
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

     None

Index to exhibits may be found on page 90
Page 1 of 101

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

As of the termination of the offering on May 9, 1995, the Partnership had received $43,440,000 of gross proceeds of the Offering (the "Gross Proceeds") from 2,810 investors ("BACs holders"). (See Item 8, "Financial Statements and Supplementary Data," Note 1).

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 41.86% of the Partnership's interests in the Local Partnerships. As of March 31, 2000, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2000, approximately $35,075,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (including approximately $688,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional subsidiary partnerships.

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

EMPLOYEES

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

As of March 31, 2000, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interest in the subsidiary partnership (the other 58.12% limited partnership interest is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                           LOCAL PARTNERSHIP SCHEDULE

                                                                                 % of Units Occupied At May 1,
Name and Location                                                         ---------------------------------------------
(Number of Units)                                    Date Acquired        2000      1999      1998      1997       1996
-----------------                                    -------------        ----      ----      ----      ----       ----
Edward Hotel Limited Partnership
  Los Angeles, CA (47)                               November 1994        100%      100%       98%      100%        98%

Pacific-East L.P.
  Brooklyn, NY (39)                                  December 1994         97%      100%      100%       97%       100%

Overtown Development Group, Ltd.
  Miami, FL (65)                                     December 1994         79%       83%       78%       89%        90%

Sumpter Commons Associates, L.P.                     April 1995           100%       95%       95%       95%       100%
  Brooklyn, NY (21)

Park Housing Limited Partnership                     May 1995              97%      100%       93%       97%        86%**
  Hartford, CT (30)

Livingston Manor Urban Renewal
  Associates, L.P.                                   June 1995             98%       98%       96%       94%        34%**
  New Brunswick, NJ (50)

Jefferis Square Housing Partnership L.P.             June 1995            100%       97%      100%       97%         0%*
  Chester, PA (36)

2301 First Avenue Limited Partnership                August 1995          100%       99%       99%       97%        96%
  New York, NY (92)

Lewis Street L.P.                                    October 1995          91%       94%       97%      100%         0%*
  Buffalo, NY (32)

Savannah Park Housing
  Limited Partnership                                October 1995          84%       95%       79%       77%        92%
  Washington, DC (64)

Brannon Group, L.C                                   December 1995        (a)        76%       94%       95%        96%
  Leisure City, FL (80)

Mansion Court Phase II Venture                       December 1995         90%       95%      100%      100%         0%*
  Philadelphia, PA (19)

Primm Place Partners, L.P.                           December 1995        100%       97%       97%       31%*        0%*
  St. Louis, MI (128)

BK-9-A Partners L.P.                                 December 1995        100%      100%      100%      100%       100%
  Brooklyn, NY (23)

BK-10K Partners L.P.                                 December 1995         91%       95%       81%       91%       100%
  Brooklyn, NY (21)



                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                                                 % of Units Occupied At May 1,
Name and Location                                                         ---------------------------------------------
(Number of Units)                                    Date Acquired        2000      1999      1998      1997       1996
-----------------                                    -------------        ----      ----      ----      ----       ----
Aspen-Olive Associates
  Philadelphia, PA (22)                              October 1996         100%      100%       100%      0%*

West Mill Creek Associates III L.P.
  Philadelphia, PA (72)                              January 1997         100%       99%        99%      0%*

Universal Court Associates
  Philadelphia, PA (32)                              April 1997            94%      100%         0%*

New Zion Apartments
  Shreveport, LA (100)                               November 1997         99%       98%         0%*

Dreitzer House
  New York, NY (32)                                  December 1997        100%        0%*        0%*

a) As a result of ongoing litigation related to the Local General Partner of the Brannon Group, L.C., occupancy rates have not been provided by the management agent.

*Properties in construction phase.
**Properties in rent-up phase.

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indices in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

Management periodically reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management annually reviews the insurance coverage of the properties and believes such coverage is adequate.

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

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussion of Lewis Street L.P., Pacific East L.P., and Brannon Group L.C. in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2000, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities mar-ket. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships". Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that these procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 1, 2000, the Partnership has approximately 2,563 registered holders of an aggregate of 43,440 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on June 7, 1994. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                    Year Ended March 31,
                                 -------------------------------------------------------------------------------------------
OPERATIONS                             2000               1999               1998               1997              1996
----------                       ---------------    ---------------    ---------------    ---------------    ---------------
Revenues                         $     5,873,889    $     5,457,954    $     4,224,259    $     3,420,191    $     2,289,930

Operating expenses                    (9,357,207)        (8,521,362)        (6,403,970)        (4,840,028)        (2,573,212)
                                 ---------------    ---------------    ---------------    ---------------    ---------------

Net loss before                       (3,483,318)        (3,063,408)        (2,179,711)        (1,419,837)          (283,282)
  minority interest

Minority interest                          9,131            (23,590)            30,346              2,563                415
  in loss (income)               ---------------    ---------------    ---------------    ---------------    ---------------
  of subsidiary
  partnerships
Net loss                         $    (3,474,187)   $    (3,086,998)   $    (2,149,365)   $    (1,417,274)   $      (282,867)
                                 ===============    ===============    ===============    ===============    ===============
Net loss per weighted            $        (79.18)   $        (70.35)   $        (48.98)   $        (32.30)   $         (6.60)
  average BAC                    ===============    ===============    ===============    ===============    ===============


                                                                        March 31,
                                 ---------------------------------------------------------------------------------------
FINANCIAL POSITION                     2000              1999              1998              1997             1996
------------------               ---------------   ---------------   ---------------   ---------------   ---------------
Total assets                     $    86,067,310   $    90,312,704   $    85,077,315   $    76,809,088   $    74,448,444
                                 ===============   ===============   ===============   ===============   ===============

Total liabilities                $    54,433,977   $    55,319,950   $    46,678,291   $    38,050,750   $    34,647,450
                                 ===============   ===============   ===============   ===============   ===============

Minority interest                $     3,307,079   $     3,192,313   $     3,511,585   $     1,721,534   $     1,346,916
                                 ===============   ===============   ===============   ===============   ===============

Total partners'                  $    28,326,254   $    31,800,441   $    34,887,439   $    37,036,804   $    38,454,078
  capital                        ===============   ===============   ===============   ===============   ===============

During the year ended March 31, 2000, total assets decreased primarily due to a decrease in construction in process. The decrease in total liabilities is due primarily to principal payments on mortgage notes. During the year ended March 31, 1999, total assets increased due primarily to increases in property and equipment and construction in progress. The increase in total liabilities is due primarily to the proceeds from the mortgage notes payable and construction loans payable used to pay for the property and equipment, and construction in progress acquisitions. During the years ended March 31, 1998, 1997 and 1996, total assets and liabilities increased due primarily to the continued acquisition of Local Partnerships. For the years ended March 31, 1998, 1997 and 1996, property and equipment increased approximately $18,000,000, $11,600,000 and $28,600,000, respectively, construction in progress (decreased) increased approximately $(700,000), $600,000 and $4,700,000, respectively, and mortgage notes increased approximately $6,000,000, $4,900,000 and $16,000,000, respectively. For the years ended March 31, 1996, construction notes increased approximately $600,000. For the years ended March 31, 1996, the increase in assets was also due to capital contributions which were not fully expended. For the year ended March 31, 1997, the increase in property and equipment and construction in progress was partially offset by a decrease in cash and cash equivalents, investments available-for-sale and cash held in escrow as a result of the funding of such acquisitions and construction. For the years ended March 31, 1998, 1997 and 1996, minority interest increased due to capital contributions from local general partners.

CASH DISTRIBUTIONS
The Partnership has made no distributions to the BACs holders as of March 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Partnership's primary source of funds is interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to the Local Partnerships. This source of funds is available to meet obligations of the Partnership.

The Partnership had received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $35,000,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 2000, the Partnership has invested approximately $35,074,00 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,510,00) of net proceeds in twenty Local Partnerships of which approximately $2,598,000 remains to be paid to the Local Partnerships (not including approximately $688,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. There was one downward price adjustment during the year ended March 31, 2000 in the amount of approximately $1,000 related to one Local Partnership which was purchased in a previous fiscal year. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2000, approximately $820,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $820,000 was released from escrow). No funds were placed into escrow for purchase price payments during the year ended March 31, 2000. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in the purchase price of approximately $1,000 during the year ended March 31, 2000.

During the year ended March 31, 2000, cash and cash equivalents decreased approximately $475,000. This decrease is due to acquisition of property and equipment ($478,000), a decrease in accounts payable and other liabilities from investing activities ($1,149,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($959,000), and an increase in deferred costs ($62,000) which exceeded cash provided by operating activities ($863,000), a net decrease in investments available for sale ($400,000), net proceeds from mortgage and construction loans ($94,000), increase in capitalization of consolidated subsidiaries attributable to minority interest ($124,000) and a decrease in cash held in escrow ($692,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,749,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2000, all funds were used.

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through certain dates as defined in the Partnership Agreement of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. All current development deficit guarantees have expired. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2000, 1999 and 1998, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, $5,129,000 and $4,597,000, respectively, none of which have expired as of March 31, 2000. All current operating deficit guarantees expire within the next three years. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. As of March 31, 2000, approximately $384,000, has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, several Local Partnerships had Rent-Up Guaranty Agreements, in which the Local General Partner agreed to pay liquidating damages if predetermined occupancy rates were not achieved. The terms of the Rent-Up Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 2000, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregated approximately $1,779,000 all of which had expired.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $858,000 and $527,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in seventeen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years, and are transferable with the property during the remain-der of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

Through March 31, 2000, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2000, the Partnership has not recorded or classified any property and equipment as held for sale.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years).

The net loss for the 1999, 1998 and 1997 Fiscal Years aggregated $3,474,187, $3,086,998 and $2,149,365, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,444,802, $4,743,808 and $3,683,727 Housing Tax Credits during the 1999, 1998 and 1997, tax years, respectively.

1999 VS. 1998
Rental income increased by approximately 12% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This increase was primarily due to the rent up of three Local Partnerships and increase in occupancies at four Local Partnerships.

Other income decreased by approximately 28% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This decrease was primarily due to the lower cash and cash equivalent balances in 1999 at six Local Partnerships and at the Partnership level.

Total expenses excluding repairs and maintenance operating, insurance and financial remained fairly consistent with an increase of approximately 4% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

Repairs and maintenance increased approximately 27% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This increase was primarily due to the rent-up of two Local Partnerships, interior painting and trim replacement at two Local Partnerships repairs, and shrub replacements and playground repairs at a third Local Partnership.

Operating increased approximately 30% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This increase was primarily due to the rent up of two local partnerships, an under accrual of the electrical usage at one Local Partnership and an under accrual of the water and sewer usage at a second Local Partnership.

Insurance decreased approximately 24% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This decrease was primarily due to the over accrual of insurance in the prior year at two Local Partnerships.

Financial increased approximately 22% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year . This increase is primarily due to the rent up of three Local Partnerships in 1999, and the related interest expenses in 1998 were capitalized.

1998 VS. 1997
For Fiscal Years 1998 and 1997, the Partnership had acquired an interest in twenty Local Partnerships. The Partnership does not intend to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the 1998 and 1997 Fiscal Years consisted primarily of (1) approximately $117,000 and $287,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in twenty consolidated Local Partnerships.

During the 1998 Fiscal Year, rental income and all categories of expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent-up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties and the continued utilization of the net proceeds of the offering to invest in Local Partnerships. In addition, interest income will decrease in future periods as a substantial portion of the proceeds from the Offering are invested in Local Partnerships. Other income decreased approximately $40,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year, due primarily to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. For the 1998 and 1997 Fiscal Years, zero and three of the Partnership's twenty consolidated properties, respectively, completed construction and were in various stages of rent up. Also for the 1998 and 1997 Fiscal Years, nineteen and thirteen of the properties had completed construction and were rented up in a previous fiscal year. For the 1998 and 1997 Fiscal Years, three and three of the Partnership's twenty consolidated properties, respectively, were still under construction and four and three of the properties, respectively, had construction loans with a commitment for permanent financing.

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

LEWIS STREET L.P.
Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a defendant in a cause of action that has been brought by the project's original developer. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2000 and 1999 was zero at each date and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $98,000, $99,000 and $105,000 for the 1999, 1998, and 1997 Fiscal Years, respectively.

PACIFIC EAST L.P.
The Pacific East L.P. is a defendant in a lawsuit filed by one of its tenants for injuries allegedly sustained as a result of an assault by an intruder in the tenant's apartment. The Local Partnership's liability insurance policy is expected to cover any losses.

BRANNON GROUP L.C.
The minority interest investor members have filed claims against the Brannon Group L.C. and its managing members alleging that the managing members breached fiduciary duties and contractual obligations. Discovery has not yet begun and management can express no opinion about the outcome at this time. The Partnership feels its claims are valid. The financial statement for 1999 was not audited.

OTHER

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and increase operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.    Consolidated Financial Statements

          Independent Auditors' Report                                              15

          Consolidated Balance Sheets at March 31, 2000 and 1999                    67

          Consolidated Statements of Operations for the Years Ended March 31,
          2000, 1999 and 1998                                                       68

          Consolidated Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2000, 1999 and 1998                             69

          Consolidated Statements of Cash Flows for the Years Ended March 31,
          2000, 1999 and 1998                                                       70

          Notes to Consolidated Financial Statements                                73

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware Limited Partnership) as of March 31, 2000 and 1999 and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty (1999, 1998 and 1997 Fiscal Years) subsidiary partnerships whose losses aggregated $2,970,037, $2,305,752 and $2,083,742 for the years ended March 31, 2000, 1999 and 1998, respectively, and whose assets constituted 94% and 92% of the Partnership's assets at March 31, 2000 and 1999, respectively, presented in the accompanying consolidated financial statements. The financial statements of nineteen (1999 Fiscal Year) and twenty (1998 and 1997 Fiscal Years) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements for one (1999 Fiscal Year) subsidiary partnership were not audited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 8, 2000

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
January 25, 2000

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
January 28, 1999

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1999, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 1999, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 4, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 1998, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 1998, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 16, 1999

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 14, 1998

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
  (A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 15, 2000

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

/s/ BDO SEIDMAN, LLP
Certified Public Accountants
Miami, Florida
February 12, 1998

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 1999, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2000

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 1998, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Lawlor, O'Brien & Chervenak, LLC
West Paterson, New Jersey
February 15, 1999

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

/s/ Lawlor, O'Brien & Chervenak, LLC
West Paterson, New Jersey
March 3, 1998

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 1999, and the related statements of revenues, expenses and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 1999, and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles.

/s/ Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
February 2, 2000

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 1998, and the related statements of revenues, expenses and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 1998, and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles.

/s/ Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
February 3, 1999

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

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 13, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 15, 1999

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheets of Jefferis Square Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 21, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheets of Jefferis Square Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 14, 1999

[FRIEDMAN ALPREN & GREEN LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
2301 First Avenue Limited Partnership:

We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership as of December 31, 1999, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Friedman Alpren & Green LLP
New York, NY
February 3, 2000

[LESHKOWITZ & COMPANY, LLP LETTERHEAD]

Independent Auditor's Report

To the Partners of
2301 First Avenue Limited Partnership:

We have audited the accompanying balance sheets of 2301 First Avenue Limited Partnership of at December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Leshkowitz & Company, LLP
New York, NY
February 23, 1999

[TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2000 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 21, 2000

[TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 1999 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 16, 1999

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
  Limited Partnership

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 27, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
  Limited Partnership

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 1998, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Resnick Fedder & Silverman
Bethesda, Maryland
February 17, 1999

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

/s/ Resnick Fedder & Silverman
Bethesda, Maryland
February 24, 1998

[BDO Seidman, LLP LETTERHEAD]

Independent Auditors' Report

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 1998, and the related statements of profit and loss, changes in members' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 15, 1999

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group. L.C. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 16, 1998

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Mansion Court Phase II Venture (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 18, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Mansion Court Phase II Venture (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 29, 1999

[RBG & CO. LETTERHEAD]

Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 1999 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 3, 2000

[RBG & CO. LETTERHEAD]

Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 1998 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 5, 1999

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 18, 1998

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1999 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1999, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Raines & Fischer
New York, New York
February 9, 2000

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1998 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 1998, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Raines & Fischer
New York, New York
February 4, 1999

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

/s/ Raines and Fischer
New York, New York
February 17, 1998

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1999 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1999, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Raines & Fischer
New York, New York
February 9, 2000

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1998 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 1998, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Raines & Fischer
New York, New York
February 22, 1999

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

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Aspen-Olive Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Aspen-Olive Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates at December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 27, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Aspen-Olive Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Aspen-Olive Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates at December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 27, 1999

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-476, as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-476, as of December 31, 1999 and 1998, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ ASHER & COMPANY, Ltd.
January 21, 2000

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-476, as of December 31, 1998 and 1997 and the related statements of profit and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-476, as of December 31, 1998 and 1997, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1999 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ ASHER & COMPANY, Ltd.
January 18, 1999

[ZINER, KENNEDY & LEHAN LLP. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Universal Court Associates

We have audited the accompanying balance sheets of Universal Court
Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates at December 31, 1999 and 1998, and the results of its operations, changes in its partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 28, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates (a Pennsylvania limited Partnership) (a development stage enterprise) as of December 31, 1997, and the related statements of changes in partners' equity and cash flows for the year then ended and for the period November 7, ILLEGIBLE] (Date of Inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates at December 31, 1997, and the changes in its partners' equity and its cash flows for the year then ended and for the period November 7, 1994 (Date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 30, 1998

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 1999, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 1999 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1999 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 13 to the financial statements, the Partnership has changed its method of accounting for organization costs.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 12, 2000 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 12, 2000, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 12, 2000

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. 059-35004, at December 31, 1998, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. 059-35004, at December 31, 1998 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1998 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1999 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 10, 1999, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 1999

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 22, 1998

[ALAN S. CHALFIN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To The Parnters
Dreitzer Limited Partnersip

I have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 1999, and the related income statement and statements of partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of the Dreitzer Limited Partnership as of December 31, 1998 were audited by another auditor whose report dated March 2, 1999 expressed an unqualified opinion on those statements.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 1999 and the results of its operations, changes in partners' equity and cash flows in the year then ended, in conformity with generally accepted accounting principles.

Alan S. Chalfin
Eastchester, NY
February 4, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 1998, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 2, 1999

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
April 9, 1998

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      March 31,
                                                                              -------------------------
                                                                                 2000          1999*
                                                                              -----------   -----------
Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                                             $76,888,110   $72,827,630
Construction in progress                                                                0     6,267,185
Cash and cash equivalents (Notes 2 and 10)                                      3,327,734     3,802,808
Investments available-for-sale (Note 2)                                         1,300,000     1,700,000
Cash held in escrow (Note 5)                                                    3,094,867     3,808,330
Deferred costs, less accumulated amortization (Notes 2 and 6)                     848,268       982,440
Other assets                                                                      608,331       924,311
                                                                              -----------   -----------

Total assets                                                                  $86,067,310   $90,312,704
                                                                              ===========   ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                               $36,525,788   $32,422,677
Construction loan payable (Note 7)                                              8,035,079    12,043,984
Accounts payable and other liabilities                                          4,065,117     4,506,120
Due to local general partners and affiliates (Note 8)                           4,259,677     5,279,293
Due to general partner and affiliates (Note 8)                                  1,548,316     1,067,876
                                                                              -----------   -----------

Total liabilities                                                              54,433,977    55,319,950
                                                                              -----------   -----------

Minority interest (Note 2)                                                      3,307,079     3,192,313
                                                                              -----------   -----------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners (43,440 BACs issued and outstanding) (Note 1)                 28,429,119    31,868,564
General Partner                                                                  (102,865)      (68,123)
                                                                              -----------   -----------

Total partners' capital (deficit)                                              28,326,254    31,800,441
                                                                              -----------   -----------

Total liabilities and partners' capital (deficit)                             $86,067,310   $90,312,704
                                                                              ===========   ===========

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended March 31,
                                                               -----------------------------------------
                                                                   2000           1999           1998
                                                               -----------    -----------    -----------
Revenues
Rental income                                                  $ 5,443,744    $ 4,857,184    $ 3,583,763
Other income                                                       430,145        600,770        640,496
                                                               -----------    -----------    -----------

                                                                 5,873,889      5,457,954      4,224,259
                                                               -----------    -----------    -----------

Expenses
General and administrative                                       1,507,866      1,588,732      1,340,081
General and administrative-related parties
  (Note 8)                                                         832,455        760,890        392,769
Repairs and maintenance                                            943,080        740,706        477,641
Operating and other                                                754,944        578,949        513,816
Real estate taxes                                                  364,313        379,762        198,566
Insurance                                                          293,964        385,568        252,926
Financial, principally interest                                  1,779,791      1,456,055      1,271,723
Depreciation and amortization                                    2,749,141      2,630,700      1,956,448
Cumulative effect of change in accounting
  principle - amortization of organization costs                   131,653              0              0
                                                               -----------    -----------    -----------

Total expenses                                                   9,357,207      8,521,362      6,403,970
                                                               -----------    -----------    -----------

Net loss before minority interest                               (3,483,318)    (3,063,408)    (2,179,711)

Minority interest in loss (income) of
  subsidiary partnerships                                            9,131        (23,590)        30,346
                                                               -----------    -----------    -----------

Net loss                                                       $(3,474,187)   $(3,086,998)   $(2,149,365)
                                                               ===========    ===========    ===========

Net loss - Limited Partners                                    $(3,439,445)   $(3,056,128)   $(2,127,871)
                                                               ===========    ===========    ===========

Number of BACs outstanding                                          43,440         43,440         43,440
                                                               ===========    ===========    ===========

Net loss per BAC                                               $    (79.18)   $    (70.35)   $    (48.98)
                                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                               Limited         General
                                                                  Total        Partners        Partner
                                                               -----------    -----------    -----------
Partners' capital (deficit) - April 1, 1997                    $37,036,804    $37,052,563    $   (15,759)

Net loss                                                        (2,149,365)    (2,127,871)       (21,494)
                                                               -----------    -----------    -----------

Partners' capital (deficit) - March 31, 1998                    34,887,439     34,924,692        (37,253)

Net loss                                                        (3,086,998)    (3,056,128)       (30,870)
                                                               -----------    -----------    -----------

Partners' capital (deficit) - March 31, 1999                    31,800,441     31,868,564        (68,123)

Net loss                                                        (3,474,187)    (3,439,445)       (34,742)
                                                               -----------    -----------    -----------

Partners' capital (deficit) - March 31, 2000                   $28,326,254    $28,429,119    $  (102,865)
                                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Year Ended March 31,
                                                               -----------------------------------------
                                                                  2000            1999           1998
                                                               -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                       $(3,474,187)   $(3,086,998)   $(2,149,365)
                                                               -----------    -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                    2,749,141      2,630,700      1,956,448
Cumulative effect of change in accounting principle-
  amortization of organization costs                               131,653              0              0
Minority interest in (loss) income of subsidiary
  partnerships                                                      (9,131)        23,590        (30,346)
(Increase) decrease in assets:
Cash held in escrow                                                 21,592       (188,444)      (636,458)
Deferred costs                                                           0        (80,000)             0
Other assets                                                       315,980         63,406       (411,029)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                             708,385        831,495        689,710
Due to local general partners
  and affiliates                                                    76,834        140,777        143,079
Due to local general partners
  and affiliates                                                  (137,910)       (78,055)       (28,370)
Due to general partners and affiliates                             480,440        452,897        379,949
                                                               -----------    -----------    -----------
Total adjustments                                                4,336,984      3,796,366      2,062,983
                                                               -----------    -----------    -----------
Net cash provided by (used in)
  operating activities                                             862,797        709,368        (86,382)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                             (478,310)    (5,490,477)    (7,935,339)
Acquisition of investments available
  for sale                                                      (1,300,000)    (1,700,000)             0
Proceeds from investments available
  for sale                                                       1,700,000              0      6,500,000
Construction in progress                                                 0     (4,165,535)   (10,422,857)
Proceeds from HUD Upfront Grant                                          0              0        739,060
Decrease in cash held in escrow                                    691,871      1,711,893      2,278,187
Increase in deferred costs                                               0              0        (40,414)
Decrease in accounts payable and
  other liabilities                                             (1,149,388)      (202,617)      (146,575)
Decrease in due to local general partners
  and affiliates                                                (1,044,409)    (1,685,520)      (726,170)
Increase in due to local general partners
  and affiliates                                                    99,236        113,806      2,461,021
Decrease in due from general partner
  and affiliates                                                         0              0        317,056
                                                               -----------    -----------    -----------
Net cash used in investing activities                           (1,481,000)   (11,418,450)    (6,976,031)
                                                               -----------    -----------    -----------



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                         Year Ended March 31,
                                                               -----------------------------------------
                                                                  2000            1999           1998
                                                               -----------    -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                       492,393      2,968,224      6,015,334
Principal payments of mortgage notes                              (331,387)      (219,370)    (1,498,191)
Proceeds from construction loans                                         0      4,963,218        365,306
Repayments of construction loans                                   (66,800)             0              0
Increase in due to local general partners
  and affiliates                                                         0            682         25,716
Decrease in due to local general partners
  and affiliates                                                   (13,367)        (4,000)             0
Increase in deferred costs                                         (61,607)       (11,350)       (82,014)
Increase (decrease) in capitalization of consolidated
  subsidiaries attributable to minority interest                   123,897       (342,862)     1,820,397
                                                               -----------    -----------    -----------
Net cash provided by financing activities                          143,129      7,354,542      6,646,548
                                                               -----------    -----------    -----------

Net decrease in cash and cash equivalents                         (475,074)    (3,354,540)      (415,865)

Cash and cash equivalents at beginning of year                   3,802,808      7,157,348      7,573,213
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of year                       $ 3,327,734    $ 3,802,808    $ 7,157,348
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                         $   995,233    $   987,277    $   728,365
                                                               ===========    ===========    ===========

Supplemental disclosures of noncash investing
  and financing activities:
Capitalization of acquisition costs                            $         0    $         0    $   605,351

Construction in progress reclassified to
  property and equipment                                         6,267,185      4,686,807     10,730,982

Mortgage notes payable converted from
  construction notes payable                                     3,942,105              0      1,450,000

(Decrease) increase in deferred financing
  costs through accounts payable and
  other liabilities                                                      0         (9,064)         9,064

Increase in property and equipment through
  increase in due to local general partners
  and affiliates                                                         0              0        631,019

Increase in construction in progress through
  accounts payable and other liabilities                                 0      1,369,186        264,148





                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                         Year Ended March 31,
                                                               -----------------------------------------
                                                                  2000            1999           1998
                                                               -----------    -----------    -----------
Increase in construction in progress through
  accounts payable and other liabilities and a
  decrease in deferred financing costs                                   0              0         55,033

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

As of March 31, 2000, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest in the Partnership. As of the termination of the offering on May 9, 1995, the Partnership had received $43,440,000 of gross proceeds of the Offering (the "Gross Proceeds") from 2,810 investors ("BACs holders").

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2000, 1999 and 1998, respectively, (the 1999, 1998 and 1997 Fiscal Years). Through the rights of the Partnership and/or affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

(Income) losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such (income) losses aggregated approximately $(24,000), ($20,000) and $8,700 for the years ended March 31, 2000, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Investments Available-For-Sale

At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. At March 31, 2000 and 1999, the Partnership has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

At March 31, 2000, the Partnership's investments classified as investments available-for-sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and, therefore, there are no material unrealized gains or losses.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2000, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2000, the Partnership has not recorded or classified any property and equipment as held for sale.

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

g)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

In April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to $131,653 for the year ended March 31, 2000.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                    March 31, 2000              March 31, 1999
                                              -------------------------   -------------------------
                                                Carrying                   Carrying
                                                 Amount     Fair Value      Amount      Fair Value
                                              -----------   -----------   -----------   -----------
Mortgage notes payable for
  which it is:

Practicable to estimate fair value            $ 4,345,218   $ 3,045,861   $ 1,224,606   $ 1,221,796
Not practicable                                32,180,570             *    31,198,071             *

Construction Loans Payable for
  which it is:

Practicable to estimate fair value            $         0   $         0   $         0   $         0
Not Practicable                               8,035,079               *    12,043,984             *

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                             March 31,             Estimated
                                  ----------------------------    Useful Lives
                                      2000            1999          (Years)
                                  ------------    ------------    ------------
Land                              $  1,166,783    $  1,166,783         -
Building and improvements           83,511,199      76,926,841       20-40
Furniture and fixtures               1,149,966         988,829        5-12
                                  ------------    ------------
                                    85,827,948      79,082,453

Less:  Accumulated depreciation     (8,939,838)     (6,254,823)
                                  ------------    ------------

                                  $ 76,888,110    $ 72,827,630
                                  ============    ============

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2000 and 1999. In addition, as of March 31, 2000 and 1999, building and improvements and construction in progress includes $1,106,837 and $1,096,544, respectively, of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the local general partners and affiliates as of March 31, 2000 and 1999. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $2,685,015, $2,454,706 and $1,862,118, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                   March 31,
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
Purchase price payments*                                   $  687,678    $1,508,996
Construction                                                   20,908        78,621
Real estate taxes, insurance and other                      1,606,629     1,628,221
Reserve for replacements                                      779,652       592,492
                                                           ----------    ----------
                                                           $3,094,867    $3,808,330
                                                           ==========    ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                March 31,
                                       ---------------------------
                                          2000            1999 *           Period
                                       ----------       ----------     -------------
Financing costs                        $1,124,074       $1,062,467          **
Organization costs                              0          242,454       60 months
                                       ----------       ----------
                                        1,124,074        1,304,921
Less:  Accumulated amortization          (275,806)        (322,481)
                                       ----------       ----------
                                       $  848,268       $  982,440
                                       ==========       ==========

*Reclassified for comparative purposes.
**Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2000, 1999 and 1998 amounted to $64,126, $79,311 and $94,330, respectively.

During the 1999 Fiscal Year, $242,454 of deferred costs and $110,801 of accumulated amortization were written off.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

Annual principal payment requirements, as of March 31, 2000 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                    Amount
------------------                  -----------
2000                                $   252,451
2001                                    270,129
2002                                    290,143
2003                                    329,110
2004                                    353,827
Thereafter                           35,030,128
                                    -----------
                                    $36,525,788
                                    ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $16,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 1999, three subsidiary partnerships have construction loan commitments totaling approximately $8,251,000. As of December 31, 1999, such loans have an outstanding balance of approximately $8,035,000.

At December 31, 1999, Sumpter Commons Associates, L.P. ("Sumpter Commons") was in default on this construction loan payable to CPC, resulting in the loan balance of $1,253,898 being accelerated and becoming immediately due. In addition, Sumpter Commons has reserved for default interest of $33,929. On February 22, 1999, Sumpter Commons entered into a forbearance agreement with CPC to cure the default and satisfy all of the terms, requirements and conditions necessary for the conversion of the construction financing into permanent financing. In exchange, CPC has agreed to forbear from proceeding with the foreclosure action.

In addition, the U.S. Department of Housing and Urban Development ("HUD") has committed to provide an Upfront Grant totaling $4,160,000 towards the construction and development of one Local Partnership. Grant funds totaling $3,951,813 were utilized by the Local Partnership as of December 31, 1999.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata shares of profits, losses and tax credits.

A)  Guarantees

The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through certain dates as defined in the Partnership Agreement of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. All current development deficit guarantees have expired. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2000, 1999 and 1998, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, $5,129,000 and $4,597,000, respectively, none of which has expired as of March 31, 2000. All current operating deficit guarantees expire within the next three years. As of March 31, 2000, approximately $384,000 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

In addition, several Local Partnerships had Rent-Up Guaranty Agreements, in which the Local General Partner agreed to pay liquidating damages if predetermined occupancy rates were not achieved. The terms of the Rent-Up Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 2000, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregated approximately $1,779,000 all of which had expired.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2000, 1999 and 1998 are as follows:

B)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                                         Year Ended March 31,
                                                               -----------------------------------------
                                                                  2000            1999           1998
                                                               -----------    -----------    -----------
Partnership management fees (a)                                $   331,132    $   376,139    $    50,000
Expense reimbursement (b)                                          140,629        116,085        119,911
Local administrative fees (d)                                       48,500         51,000         44,000
                                                               -----------    -----------    -----------

Total general and administrative-General Partner                   520,261        543,224        213,911
                                                               -----------    -----------    -----------

Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                                               312,194        217,666        178,858
                                                               -----------    -----------    -----------

Total general and administrative-related parties               $   832,455    $   760,890    $   392,769
                                                               ===========    ===========    ===========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $858,000 and $527,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships amounted to $395,535, $339,925 and $262,356 for the years ended March 31, 2000, 1999 and
1998, respectively. Of these fees,

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

$312,194, $217,666 and $178,858 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                                           March 31,
                                                                                   -------------------------
                                                                                      2000          1999 *
                                                                                   -----------   -----------
Operating advances                                                                 $   134,927   $   142,008
Development fee payable                                                              3,743,846     3,961,094
Other capitalized costs                                                                116,335       116,335
Construction costs payable                                                              94,998       506,855
General Partner loan payable **                                                        126,552       139,919
Construction advances                                                                        0       316,068
Management and other operating fees                                                     43,019        97,014
                                                                                   -----------   -----------
                                                                                   $ 4,259,677   $ 5,279,293
                                                                                   ===========   ===========

*Reclassified for comparative purposes
**General Partner loan payable consists of the following:

SUMPTER COMMONS ASSOCIATES, L.P.
This loan bore interest at 8% per annum and was paid in 1999                       $         0   $   139,919
                                                                                   ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                             For the Year Ended December 31,
                                                                         -----------------------------------------
                                                                             1999           1998           1997
                                                                         -----------    -----------    -----------
Financial statement net loss                                             $(3,474,187)   $(3,086,998)   $(2,149,365)

Differences between depreciation and amortization expense
records for financial reporting purposes and the accelerated
costs recovery system utilized for income tax purposes                      (310,093)      (198,881)      (179,924)

Differences resulting from parent company having a different
fiscal year for income tax and financial reporting purposes                 (183,389)       151,387         59,523

Tax exempt interest income                                                   (76,793)      (132,500)      (356,817)

Other, including accruals for financial reporting not
deductible for tax purposes until paid                                       444,315       (477,454)       122,513
                                                                         -----------    -----------    -----------

Net loss as shown on the income tax return for the calendar
year ended                                                               $(3,600,147)   $(3,744,446)   $(2,504,070)
                                                                         ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a)  Legal Proceedings

LEWIS STREET L.P.
Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a defendant in a cause of action that has been brought by the project's original developer. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2000 and 1999 was zero at each date and the minority interest balance was approximately $900,000 and $998,000, respectively. Lewis Street's net loss after minority interest amounted to approximately $98,000, $99,000 and $105,000 for the 1999, 1998, and 1997 Fiscal Years, respectively.

PACIFIC EAST L.P.
The Pacific East L.P. is a defendant in a lawsuit filed by one of its tenants for injuries allegedly sustained as a result of an assault by an intruder in the tenant's apartment. The Local Partnership's liability insurance policy is expected to cover any losses.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

BRANNON GROUP L.C.
The minority interest investor members have filed claims against the Brannon Group L.C. and its managing members alleging that the managing members breached fiduciary duties and contractual obligations. Discovery has not yet begun and management can express no opinion about the outcome at this time. The Partnership feels its claims are valid. The financial statement for 1999 was not audited.

b)  Leases

One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years and monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

2000                        $   21,252
2001                            21,252
2002                            21,252
2003                            21,252
2004                            21,252
Thereafter                     896,124
                            ----------
                            $1,002,384
                            ==========

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $1,643,000 at March 31, 2000.

d)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,444,802, $4,743,808 and $3,683,727 Tax Credits during the 1999, 1998 and 1997 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the directors and executive officers of RIAI III, the sole general partner of the General Partner, is set forth below.

Name                                Position
----                                --------
Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY,44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne

State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of June 1, 2000, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership           Percent of Class
------------------------              --------------------           ----------------
Lehigh Tax Credit Partners, Inc.      3,242.94 (2) (3)                    7.5%

J. Michael Fried                      3,242.94 (2) (3)                    7.5%

Alan P. Hirmes                        3,242.94 (2) (3)                    7.5%

Stuart J. Boesky                      3,242.94 (2) (3)                    7.5%

Stephen M. Ross                       3,242.94 (2) (3)                    7.5%

Marc D. Schnitzer                     3,242.94 (2) (3)                    7.5%

Denise L. Kiley                       3,242.94 (2) (3)                    7.5%

Glenn F. Hopps                        -                                     -

Teresa Wicelinski                     -                                     -

All directors and executive officers  3,242.94 (2) (3)                    7.5%
of the general partner of the
Related General Partner as a group
(nine persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on January 25, 1999 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and the General Partner (the "Standstill Agreement"), Lehigh III agreed that, prior to October 6, 2008 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by refer-ence. The addresses of each of the Partnership, Lehigh III and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                                15

          Consolidated Balance Sheets at March 31, 2000 and 1999                      67

          Consolidated Statements of Operations for the Years Ended March 31,
          2000, 1999 and 1998                                                         68

          Consolidated Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2000, 1999 and 1998                               69

          Consolidated Statements of Cash Flows for the Years Ended March 31,
          2000, 1999 and 1998                                                         70

          Notes to Consolidated Financial Statements                                  73

(a)2.     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Independent Auditors' Report                                                95

          Schedule I - Condensed Financial Information of Registrant                  96

          Schedule III - Real Estate and Accumulated Depreciation                     99

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



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
(10C)     Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)     Form of Amended and Restated Agreement of Limited Partnership of Local
          Partnerships*

(21)      Subsidiaries of the Registrant                                              92

(27)      Financial Data Schedule (filed herewith)                                   101

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)



                               By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner


                               By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date:  June 9, 2000            By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    President
                                    (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                            Title                       Date
----------------------       --------------------------------    ------------
                             President
                             (principal executive and
/s/ Alan P. Hirmes           financial officer) of Related
----------------------       Independence Associates III Inc.    June 9, 2000
Alan P. Hirmes



                             Treasurer (principal
/s/ Glenn F. Hopps           accounting officer) of Related
----------------------       Independence Associates III Inc.    June 9, 2000
Glenn F. Hopps



/s/ Stephen M. Ross          Director of Related
----------------------       Independence Associates III Inc.    June 9, 2000
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries included in the Form 10-K as presented in our opinion dated June 8, 2000 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1999, 1998 and 1997 Fiscal Years and Schedule III as of March 31, 2000. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 8, 2000

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)










                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                   MARCH 31,
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
Cash and cash equivalents                                 $ 1,206,092   $   668,586
Investments available-for-sale                              1,300,000     1,700,000
Investment in subsidiary partnerships                      26,476,906    28,578,012
Cash held in escrow                                           687,678     1,508,996
Other assets                                                   23,518        32,699
                                                           ----------    ----------

Total assets                                              $29,694,194   $32,488,293
                                                           ==========    ==========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates                     $ 1,128,662    $  667,772
Other liabilities                                               6,367        20,081
                                                           ----------    ----------

Total liabilities                                           1,135,029       687,853

Partners' capital                                          28,559,165    31,800,440
                                                           ----------    ----------

Total liabilities and partners' capital                  $ 29,694,194   $32,488,293
                                                         ============   ===========

Investment in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheets will differ from partners' capital shown above.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)








                       CONDENSED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED MARCH 31,
                                            ---------------------------------------
                                                2000          1999         1998
                                            -----------   -----------   -----------
Revenues

Interest income                            $    112,115  $    120,135  $    292,655
Other                                                50             0           200
                                            -----------   -----------   -----------

Total revenues                                  112,165       120,135       292,855
                                            -----------   -----------   -----------

Expenses

Administrative and management                    80,097       184,673       169,780
Administrative and management-
related parties                                 471,761       492,224       169,911
Amortization                                      7,500       106,683        10,000
                                            -----------   -----------   -----------

Total expenses                                  559,358       783,580       349,691
                                            -----------   -----------   -----------

Loss from operations                           (447,193)     (663,445)      (56,836)

Equity in loss of subsidiary partnerships    (2,794,082)   (2,423,553)   (2,092,529)
                                            -----------   -----------   -----------

Net loss                                    $(3,241,275)  $(3,086,998)  $(2,149,365)
                                             ==========-   ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED MARCH 31,
                                            ---------------------------------------
                                                2000          1999         1998
                                            -----------   -----------   -----------
Cash flows from operating activities:

Net loss                                    $(3,241,275)  $(3,086,998)  $(2,149,365)
                                             ----------    ----------    ----------

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

Amortization                                      7,500       106,683        10,000
Equity in loss of subsidiary partnerships     2,794,082     2,423,553     2,092,529
Due from subsidiary partnerships                      0             0       317,056
Increase (decrease) in assets:
Other assets                                      1,681        (8,423)      645,280
Increase (decrease) in liabilities:
Due to general partners and affiliates          460,890       393,408        65,834
Other liabilities                               (13,714)       19,549        (1,003)
                                             ----------    ----------    ----------

Total adjustments                             3,250,439     2,934,770     3,129,696
                                             ----------    ----------    ----------

Net cash provided by (used in) operating
  activities                                      9,164      (152,228)      980,331
                                             ----------    ----------    ----------

Cash flows from investing activities:

Decrease (increase) in investments
  available-for-sale                            400,000    (1,700,000)    6,500,000
Investment in subsidiary partnerships          (820,010)   (2,931,609)   (8,473,919)
Distributions from subsidiary partnerships      127,034        21,892         3,751
Decrease (increase) in cash held in escrow      821,318       889,703      (753,720)
                                             ----------   -----------   -----------

Net cash provided by (used in) investing
  activities                                    528,342    (3,720,014)   (2,723,888)
                                             ----------    ----------    ----------

Net increase (decrease) in cash and
  cash equivalents                              537,506    (3,872,242)   (1,743,557)

Cash and cash equivalents, beginning of year    668,586     4,540,828     6,284,385
                                             ----------    ----------    ----------

Cash and cash equivalents, end of year       $1,206,092   $   668,586   $ 4,540,828
                                              =========    ==========    ==========

                                       INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                 AND SUBSIDIARIES
                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    Partnership Property Pledged as Collateral
                                                  MARCH 31, 2000

                                                            Initial Cost                       Gross Amount at which Carried
                                                          to Partnership      Cost Capitalized    At Close of Period
                                                      -----------------------  Subsequent to   -----------------------------
                                                                Buildings and   Acquisition:               Buildings and
       Description                      Encumbrances     Land    Improvements   Improvements       Land     Improvements
-------------------------------------   ------------  --------- -------------- --------------   ---------  -------------
Apartment Complexes

Edward Hotel Limited Partnership        $ 2,399,459   $ 275,000   $   591,240     $2,569,916     $281,123  $  3,155,033
  Los Angeles, CA
Pacific East, L.P.                        2,130,915       1,950     3,125,584        161,744        8,075     3,281,203
  Brooklyn, NY
Overtown Development Group, Ltd.          1,376,595      52,284     2,627,099        147,487       58,408     2,768,462
  Miami, FL
Sumpter Commons Associates, L.P.          1,253,898         500     1,862,916         46,663        3,673     1,906,406
Park Housing Limited Partnership            847,097       5,000     2,343,351         64,880        8,173     2,405,058
Livingston Manor Urban Renewal            3,080,000     119,988     7,047,532        603,020      123,161     7,647,379
  Associates, L.P.
Jefferis Square Housing                   1,900,000      55,158             0      4,596,403       39,347     4,612,214
  Partnership, L.P.
2301 First Avenue Limited Partnership     5,491,732      64,350     5,818,269         83,080       67,523     5,898,176
Lewis Street Limited Partnership          1,600,000       7,000             0      2,750,524       10,173     2,747,351
Savannah Park Housing Limited               858,362           0     2,049,888      2,059,271        3,173     4,105,986
  Partnership
Brannon Group, L.C.                       4,929,490     380,000     2,598,402      5,538,378      383,173     8,133,607
Independence Tax Credit Fund L.P.         2,510,527       1,732       339,661      6,169,053        5,123     6,505,323
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                4,250,000     168,258             0      6,830,146       67,777     6,930,627
BK-9-A Partners L.P.                      1,042,890           0     1,517,313         42,622        3,173     1,556,762
BK-10K Partners L.P.                      1,181,078      11,000     1,637,762         46,763       14,176     1,681,349
Westmill Creek Associates III L.P.        2,890,324      37,031     6,922,563         23,476       37,649     6,945,421
Universal Court Associates                1,500,000      31,024       279,220      4,642,624       31,642     4,921,226
New Zion Apartments                       1,136,893      20,000     2,688,770         12,362       20,618     2,700,514
Dreitzer House                            4,181,607           5             0      6,759,686          623     6,759,068
                                        -----------  ----------   -----------    -----------   ----------   -----------
                                        $44,560,867  $1,230,280   $41,449,570    $43,148,098   $1,166,783   $84,661,165
                                        ===========  ==========   ===========    ===========   ==========   ===========


                                     Gross Amount at which Carried                                   Life on which
                                         At Close of Period                                          Depreciation in
                                     -----------------------------     Year of                       Latest Income
                                                      Accumulated    Construction/        Date        Statements are
       Description                         Total      Depreciation    Renovation        Acquired      Computed(a)(b)
----------------------------------   --------------   ------------   -------------      ----------  -----------------
Apartment Complexes

Edward Hotel Limited Partnership        $ 3,436,156   $   504,007       1994-95          Nov. 1994      27.5 years
  Los Angeles, CA
Pacific East, L.P.                        3,289,278       709,502       1994-95          Dec. 1994      27.5 years
  Brooklyn, NY
Overtown Development Group, Ltd.          2,826,870       382,536       1994-95          Dec. 1994      40 years
  Miami, FL
Sumpter Commons Associates, L.P.          1,910,079       301,636       1995-96          Apr. 1995      27.5 years
Park Housing Limited Partnership          2,413,231       351,306       1995-96          May 1995       27.5 years
Livingston Manor Urban Renewal            7,770,540       787,742       1995-96          June 1995      15-40 years
  Associates, L.P.
Jefferis Square Housing                   4,651,561       438,579       1995-96          June 1995      20 - 40 years
  Partnership, L.P.
2301 First Avenue Limited Partnership     5,965,699     1,082,010       1995-96          Aug. 1995      27.5 years
Lewis Street Limited Partnership          2,757,524       406,346       1995-96          Oct. 1995      27.5 years
Savannah Park Housing Limited             4,109,159       539,295       1995-96          Oct. 1995      27.5 years
  Partnership
Brannon Group, L.C.                       8,516,780       495,289       1995-96          Dec. 1995      40 years
Independence Tax Credit Fund L.P.         6,510,446       475,202       1995-96          Dec. 1995      20 - 40 years
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                6,998,404       508,262       1995-96          Dec. 1995      10 - 40 years
BK-9-A Partners L.P.                      1,559,935       182,687       1995-96          Dec. 1995      40 years
BK-10K Partners L.P.                      1,695,525       202,979       1995-96          Dec. 1995      40 years
Westmill Creek Associates III L.P.        6,983,070       953,577       1997-98          Dec. 1996      27.5 years
Universal Court Associates                4,952,868       184,472       1997-98          Apr. 1997      20-40 years
New Zion Apartments                       2,721,132       264,972       1997-98          Nov. 1997      15 - 27.5 years
Dreitzer House                            6,759,691       169,439       1997-99          Dec. 1997      27.5 years
                                        -----------    ----------
                                        $85,827,948    $8,939,838
                                        ===========    ==========

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                                       INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    Partnership Property Pledged as Collateral
                                                  MARCH 31, 2000
                                                   (continued)

                                                   Cost of Property and Equipment
                                         ----------------------------------------------------
                                                         Year Ended March 31,
                                         ----------------------------------------------------
                                             2000                1999                1998
                                         -----------         -----------          -----------
Balance at beginning of period           $79,082,453         $68,905,169          $49,002,477
Additions during period:
Improvements                               6,745,495          10,177,284           19,902,692
Depreciation expense
                                         -----------         -----------          -----------

Balance at close of period               $85,827,948         $79,082,453          $68,905,169
                                         ===========         ===========          ===========


                                                      Accumulated Depreciation
                                         ----------------------------------------------------
                                                        Year Ended March 31,
                                         ----------------------------------------------------
                                            2000                   1999                1998
                                         -----------         -----------           ----------
Balance at beginning of period           $6,254,823          $3,800,117            $1,937,998
Additions during period:
Improvements
Depreciation expense                      2,685,015           2,454,706             1,862,119
                                         ----------          ----------            ----------
Balance at close of period               $8,939,838          $6,254,823            $3,800,117
                                         ==========          ==========            ==========


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