Form 10-Q
period 2000-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2000-08-10
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)


             Delaware                                            13-3746339
---------------------------------                          ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                            ------------
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
                                   (Unaudited)

                                                ============   ============
                                                  June 30,       March 31,
                                                    2000            2000
                                                ------------   ------------
ASSETS

Property and equipment - at cost,
   less accumulated depreciation
   of $9,571,572 and $8,939,838,
   respectively                                  $76,252,381    $76,888,110
Cash and cash equivalents                          2,975,379      3,327,734
Investments available-for-sale                       200,000      1,300,000
Cash held in escrow                                4,696,976      3,094,867
Deferred costs, less accumulated
   amortization of $284,800
   and $275,806, respectively                        839,274        848,268
Other assets                                         500,576        608,331
                                                ------------   ------------

Total assets                                     $85,464,586    $86,067,310
                                                ============   ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                ============   ============
                                                  June 30,       March 31,
                                                    2000            2000
                                                ------------   ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                           $36,692,383    $36,525,788
Construction loan payable                          8,035,079      8,035,079
Accounts payable and other
   liabilities                                     4,000,163      4,065,117
Due to local general partners and
   affiliates                                      4,107,500      4,259,677
Due to general partner and affiliates              1,644,576      1,548,316
                                                ------------   ------------

Total liabilities                                 54,479,701     54,433,977
                                                ------------   ------------

Minority interest                                  3,261,148      3,307,079
                                                ------------   ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (43,440 BACs
   issued and outstanding)                        27,832,627     28,429,119
General partner                                     (108,890)      (102,865)
                                                ------------   ------------

Total partners' capital (deficit)                 27,723,737     28,326,254
                                                ------------   ------------

Total liabilities and partners' capital
   (deficit)                                     $85,464,586    $86,067,310
                                                ============   ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                ===========================
                                                    Three Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2000           1999*
                                                ---------------------------
Revenues
Rental income                                   $  1,495,361   $  1,251,262
Other income                                          84,910        103,432
                                                ------------   ------------
Total revenues                                     1,580,271      1,354,694
                                                ------------   ------------

Expenses
General and administrative                           400,813        336,890
General and administrative-
  related parties (Note 2)                           215,870        206,269
Repairs and maintenance                              218,949        189,898
Operating                                            181,117        179,613
Taxes                                                 65,220         71,195
Insurance                                             90,763        100,012
Financial, principally interest                      381,455        391,043
Depreciation and amortization                        640,728        687,127
Cumulative effect of a change in
  accounting principle - amortization
  of organization costs                                    0        139,480
                                                ------------   ------------
Total expenses                                     2,194,915      2,301,527
                                                ------------   ------------

Net loss before minority
  interest and extraordinary item                   (614,644)      (946,833)
Minority interest in loss (income)
  of subsidiary partnerships                          12,127        (28,053)
                                                ------------   ------------
Net loss                                        $   (602,517)  $   (974,886)
                                                ============   ============

Limited Partners Share:
Net loss -limited partners                      $   (596,492)  $   (965,137)
                                                ============   ============

Number of BACs outstanding                            43,440         43,440
                                                ============   ============

Net loss per BAC                                $     (13.73)  $     (22.22)
                                                ============   ============

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                ===========================================
                                                                  Limited        General
                                                   Total         Partners        Partner
                                                -------------------------------------------
Partners' capital -
  (deficit)
  April 1,  2000                                 $28,326,254    $28,429,119       $(102,865)

Net loss - three
  months ended
  June 30, 2000                                     (602,517)      (596,492)         (6,025)
                                                ------------   ------------     -----------

Partners' capital -
  (deficit)
  June 30, 2000                                  $27,723,737    $27,832,627       $(108,890)
                                                ============   ============     ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                ===========================
                                                    Three Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
Cash flows from operating activities:
Net loss                                           $(602,517)     $(974,886)
                                                ------------   ------------
Adjustments to reconcile net loss to
  net cash (used in) provided by operating
  activities:
Depreciation and amortization                        640,728        687,127
Extraordinary item-cumulative
  effect of a change in accounting
  principal-amortization of organization
  costs                                                    0        139,480
Minority interest in (loss) income
  of subsidiaries                                    (12,127)        28,053
Decrease in accounts
  payable and other liabilities                      (28,343)        (7,209)
Increase (decrease) in cash held
  in escrow                                         (386,205)       190,971
Decrease in other assets                             107,755        330,401
Increase in due to local general
  partners and affiliates                            134,872         82,161
Decrease in due to local general
  partners and affiliates                            (25,770)       (92,069)
Increase due to general partner
  and affiliates                                      96,260         94,007
                                                ------------   ------------
Total adjustments                                    527,170      1,452,922
                                                ------------   ------------
Net cash (used in) provided by
  operating activities                               (75,347)       478,036
                                                ------------   ------------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                  (continued)

                                                ===========================
                                                    Three Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------

Cash flows from investing activities:
Decrease (increase) in property
  and equipment                                        3,995         (4,938)
Decrease in investments
  available for sale                               1,100,000        300,000
Increase in construction in progress                       0        (49,136)
(Increase) decrease in cash
  held in escrow                                  (1,215,904)        19,062
Decrease in accounts payable
  and other liabilities                              (36,611)    (1,174,467)
Decrease in due to local general
  partners and affiliates                           (261,279)      (207,100)
                                                ------------   ------------
Net cash used in investing activities               (409,799)    (1,116,579)
                                                ------------   ------------

Cash flows from financing activities:
Proceeds from mortgage notes                         205,291         88,200
Repayments of mortgage notes                         (38,696)       (42,030)
Proceeds from construction loans                           0         90,250
Decrease in due to local general
  partners and affiliates                                  0        (38,846)
Increase in deferred costs                                 0         (8,425)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                  (33,804)       (12,803)
                                                ------------   ------------
Net cash provided by financing
  activities                                         132,791         76,346
                                                ------------   ------------
Net decrease in cash and
  cash equivalents                                  (352,355)      (562,197)
Cash and cash equivalents at
  beginning of period                              3,327,734      3,802,808
                                                ------------   ------------
Cash and cash equivalents at
  end of period                                   $2,975,379     $3,240,611
                                                ============   ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the "Partnership") and 20 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2000. All subsidiaries have fiscal quarters ending March 31, 2000. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $41,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three months ended June 30, 2000 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                                    Three Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
Partnership management fees (a)                      $94,033        $94,033
Expense reimbursement (b)                             38,346         30,938
Local administrative fee (c)                          12,000         13,000
                                                ------------   ------------
Total general and administrative-
  General Partner                                    144,379        137,971
                                                ------------   ------------
Property management fees incurred
  to affiliates of the subsidiary
partnerships' general partners (d)                    71,491         68,298
                                                ------------   ------------
Total general and administrative-
  related parties                                   $215,870       $206,269
                                                ============   ============

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $952,000 and $858,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partner's continued allowance

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $96,454 and $94,906 for the three months ended June 30, 2000 and 1999, respectively. Of these fees $71,491 and $68,298 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships, interest earned on working capital reserves and distributions received from Local Partnerships. All these sources of funds are available to meet obligations of the Partnership, although none of them generated a significant amount of cash to the Partnership.

As of June 30, 2000, the Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $1,768,000 remains to be paid to the Local Partnerships (not including approximately $1,518,000 being held in escrow). During the three months ended June 30, 2000, there were no payments to the Local Partnerships.

For the three months ended June 30, 2000, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $352,000 due to cash used in operating activities ($75,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($34,000), a net decrease in due to local general partners and affiliates relating to investing activities ($261,000), a decrease in accounts payable and other liabilities relating to investing activities ($37,000) and an increase in cash held in escrow ($1,216,000) which exceeded a decrease in property and equipment ($4,000), a decrease in investments available for sale ($1,100,000) and net proceeds from mortgage notes ($167,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $641,000.

During three months ended June 30, 2000, the Partnership received no cash flow distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $952,000 and $858,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three months ended June 30, 2000 and 1999 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 20% for the three months ended June 30, 2000 as compared to 1999 primarily due to the rentup of two Local Partnerships and an increase in occupancy at two Local Partnerships.

Other income decreased approximately $19,000 for the three months ended
June 30, 2000 as compared to 1999 primarily due to an underaccrual of interest income at one Local Partnership in December 1998 resulting in the recognition of additional income in three months ended June 30, 1999.

Total expenses excluding general and administrative and repairs and maintenance remained fairly consistent with a decrease of approximately 4% for the three months ended June 30, 2000 as compared to 1999.

General and administrative increased approximately $64,000 for the three months ended June 30, 2000 as compared to 1999 primarily due to the rentup of one Local Partnership and an underaccrual of accounting fees at the Partnership level.

Repairs and maintenance increased approximately $29,000 for the three months ended June 30, 2000 as compared to 1999 primarily due to painting, carpet and floor repairs and an increase in maintenance payroll at four Local Partnerships.

Amortization of organization costs decreased by approximately $139,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unamortized organization costs as of January 1, 1999.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      ----------------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES III L.P., General Partner

                            By: RELATED INDEPENDENCE
                                ASSOCIATES III INC., General Partner

Date:  August 10, 2000

                                By:/s/ Alan P. Hirmes
                                   ---------------------------------------------
                                   Alan P. Hirmes,
                                   President
                                   (principal executive and financial officer)

Date:  August 10, 2000

                                By:/s/ Glenn F. Hopps
                                   ---------------------------------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)