Form 10-Q
period 2000-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2000-10-25
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification)
No.)

625 Madison Avenue, New York, New York                      10022
--------------------------------------                   ---------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                         =============   ============
                                         September 30,    March 31,
                                             2000           2000
                                         -------------   ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $10,198,690 and $8,939,838,
  respectively                           $75,718,214    $76,888,110
Cash and cash equivalents                  3,662,392      3,327,734
Investments available-for-sale                     0      1,300,000
Cash held in escrow                        4,012,274      3,094,867
Deferred costs, less accumulated
  amortization of $298,005
  and $275,806, respectively                 826,069        848,268
Other assets                                 509,589        608,331
                                          ----------     ----------

Total assets                             $84,728,538    $86,067,310
                                          ==========     ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                         =============   ============
                                         September 30,    March 31,
                                             2000           2000
                                         -------------   ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                   $36,648,935    $36,525,788
Construction loan payable                  8,035,079      8,035,079
Accounts payable and other
  liabilities                              4,091,874      4,065,117
Due to local general partners and
  affiliates                               3,915,464      4,259,677
Due to general partner and affiliates      1,789,488      1,548,316
                                          ----------     ----------
Total liabilities                         54,480,840     54,433,977
                                          ----------     ----------

Minority interest                          3,265,980      3,307,079
                                          ----------     ----------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (43,440 BACs
  issued and outstanding)                 27,098,028     28,429,119
General partner                             (116,310)      (102,865)
                                          ----------     ----------

Total partners' capital (deficit)         26,981,718     28,326,254
                                          ----------     ----------
Total liabilities and partners' capital
  (deficit)                              $84,728,538    $86,067,310
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        =======================  =======================
                          Three Months Ended         Six Months Ended
                              September 30,            September 30,
                        -----------------------  -----------------------
                           2000        1999        2000          1999*
                        -----------------------  -----------------------
Revenues
Rental income          $ 1,440,693  $ 1,303,120 $ 2,936,054  $ 2,554,382
Other income                79,561      104,312     164,471      207,744
                         ---------    ---------   ---------    ---------
Total revenues           1,520,254    1,407,432   3,100,525    2,762,126
                         ---------    ---------   ---------    ---------
Expenses
General and
  administrative           426,085      269,441     826,898      606,331
General and
  administrative-
  related parties
  (Note 2)                 217,879      208,358     433,749      414,627
Repairs and
  maintenance              220,911      257,265     439,860      447,163
Operating                  169,710      141,566     350,827      321,179
Taxes                       88,916       70,165     154,136      141,360
Insurance                   84,993       66,137     175,756      166,149
Financial,
  principally
  interest                 408,624      402,632     790,079      793,675
Depreciation and
  amortization             640,323      675,716   1,281,051    1,362,843
Cumulative effect
  of change in
  accounting prin-
  ciple-amortization
  of organization costs          0            0           0      139,480
                         ---------    ---------   ---------    ---------
Total expenses           2,257,441    2,091,280   4,452,356    4,392,807
                         ---------    ---------   ---------    ---------
Net loss before
  minority interest       (737,187)    (683,848) (1,351,831)  (1,630,681)
Minority interest
  in (income) loss of
  subsidiary
  partnerships              (4,832)         442       7,295      (27,611)
                        ----------   ----------  ----------   ----------

Net loss               $  (742,019) $  (683,406)$(1,344,536) $(1,658,292)
                        ==========   ==========  ==========   ==========

                                       4

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                        =======================  =======================
                          Three Months Ended         Six Months Ended
                              September 30,            September 30,
                        -----------------------  -----------------------
                           2000        1999        2000          1999*
                        -----------------------  -----------------------
Limited Partners
  Share:
Net loss -limited
  partners             $  (734,599) $  (676,572)$(1,331,091) $(1,641,709)
                        ==========   ==========  ==========   ==========

Number of BACs
  outstanding               43,440       43,440      43,440       43,440
                        ==========   ==========  ==========   ==========

Net loss per BAC       $    (16.91) $    (15.57)$    (30.64) $    (37.79)
                        ==========   ==========  ==========   ==========

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                          PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                        ============================================
                                          Limited        General
                           Total          Partners       Partner
                        --------------------------------------------
Partners' capital -
  (deficit)
  April 1,  2000        $28,326,254     $28,429,119       $(102,865)

Net loss - six
  months ended
  September 30, 2000     (1,344,536)     (1,331,091)        (13,445)
                         ----------       ----------      --------

Partners' capital -
  (deficit)
  September 30, 2000    $26,981,718      $27,098,028     $(116,310)
                         ==========       ==========      ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                  EQUIVALENTS
                                   (Unaudited)

                                            ==========================
                                                 Six Months Ended
                                                   September 30,
                                            --------------------------
                                               2000            1999
                                            --------------------------
Cash flows from operating activities:
Net loss                                    $(1,344,536)   $(1,658,292)
                                             ----------     ----------
Adjustments to reconcile net loss to
  net cash (used in) provided by operating
  activities:
Depreciation and amortization                 1,281,051      1,362,843
Cumulative effect of a change in
  accounting principal-amortization
  of organization costs                               0        139,480
Minority interest in (loss) income
  of subsidiaries                                (7,295)        27,611
Increase in accounts
  payable and other liabilities                  63,368         61,870
(Increase) decrease in cash held
  in escrow                                    (481,766)       153,492
Decrease in other assets                         98,742        366,944
Increase in due to local general
  partners and affiliates                        57,220         75,835
Decrease in due to local general
  partners and affiliates                       (35,637)      (101,069)
Increase due to general partner
  and affiliates                                241,172        225,948
                                             ----------     ----------
Total adjustments                             1,216,855      2,312,954
                                             ----------     ----------
Net cash (used in) provided by
  operating activities                         (127,681)       654,662
                                             ----------     ----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                         ==========================
                                              Six Months Ended
                                                September 30,
                                         --------------------------
                                            2000            1999
                                         --------------------------
Cash flows from investing activities:
Increase in property and equipment           (88,956)       (40,275)
Decrease in investments
  available for sale                       1,300,000        300,000
Increase in construction
  in progress                                      0       (258,111)
(Increase) decrease in cash
  held in escrow                            (435,641)        99,264
Decrease in accounts payable
  and other liabilities                      (36,611)    (1,292,372)
Decrease in due to local general
  partners and affiliates                   (365,796)      (555,901)
                                          ----------     ----------
Net cash provided by (used in)
   investing activities                      372,996     (1,747,395)
                                          ----------     ----------

Cash flows from financing activities:
Proceeds from mortgage notes                 205,291         88,200
Repayments of mortgage notes                 (82,144)       (76,481)
Proceeds from construction loans                   0        239,502
Decrease in due to local general
  partners and affiliates                          0        (38,846)
Increase in deferred costs                         0         (8,425)
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority interest          (33,804)       162,705
                                          ----------     ----------
Net cash provided by financing
  activities                                  89,343        366,655
                                          ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           334,658       (726,078)
Cash and cash equivalents at
  beginning of period                      3,327,734      3,802,808
                                           ---------      ---------
Cash and cash equivalents at
  end of period                           $3,662,392     $3,076,730
                                           =========      =========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2000. All subsidiaries have fiscal quarters ending June 30, 2000. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $4,000 and $10,000 and $45,000 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's in-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

vestment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999, respectively. However, the operating results for the six months ended September 30, 2000 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:

                       Three Months Ended       Six Months Ended
                           September 30,          September 30,
                     ---------------------    ---------------------
                        2000         1999       2000         1999
                     ---------------------    ---------------------
Partnership manage-
  ment fees (a)      $ 94,033     $ 94,033    $188,066     $188,066
Expense reimburse-
  ment (b)             47,395       33,500      85,741       64,438
Local administra-
  tive fee (c)         12,000       13,000      24,000       26,000
                      -------      -------     -------      -------
Total general and
  administrative-
  General Partner     153,428      140,533     297,807      278,504
                      -------      -------     -------      -------
Property manage-
  ment fees
  incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)         64,451       67,825     135,942      136,123
                      -------      -------     -------      -------
Total general and
  administrative-
  related parties    $217,879     $208,358    $433,749     $414,627
                      =======      =======     =======      =======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,046,000 and $858,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $106,458 and $96,339 and $202,912 and $191,245 for the three and six months ended September 30, 2000 and 1999, respectively. Of these fees $64,451 and $67,825 and $135,942 and $136,123 were incurred to affiliates of the subsidiary partnerships' general partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 3 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

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

As of September 30, 2000, the Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $1,560,000 remains to be paid to the Local Partnerships (not including approximately $688,000 being held in escrow). During the six months ended September 30, 2000, approximately $1,037,000 was paid to the Local Partnership (of which approximately $830,000 was released from escrow).

For the six months ended September 30, 2000, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $335,000 due to a decrease in investments available for sale ($1,300,000) and net proceeds and repayments of mortgage notes ($123,000) which exceeded cash used in operating activities ($128,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($34,000), a decrease in due to local general partners and affiliates relating to investing activities ($366,000), a decrease in accounts payable and other liabilities relating to investing activities ($37,000), an increase in cash held in escrow relating to investing activities ($436,000) and an increase in property and equipment ($89,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $1,281,000.

During six months ended September 30, 2000, the Partnership received approximately $3,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,046,000 and $858,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and six months ended September 30, 2000 and 1999 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 11% and 15% for the three and six months ended September 30, 2000 as compared to 1999 primarily due to the rentup of two Local Partnerships.

Other income decreased approximately $25,000 and $43,000 for the three and six months ended September 30, 2000 as compared to 1999 primarily due to an underaccrual of interest income at one Local Partnership in December 1998 resulting in the recognition of additional income in 1999.

General and administrative increased approximately $157,000 and $221,000 for the three and six months ended September 30, 2000 as compared to 1999 primarily due to the rentup of one Local Partnership and an increase in legal fees at the Partnership level.

Repairs and maintenance decreased approximately $37,000 for the three months ended September 30, 2000 as compared to 1999 primarily due to general apartment repairs that were done at two Local Partnership in the second quarter of 1999.

Operating increased approximately $28,000 and $30,000 for the three and six months ended September 30, 2000 as compared to 1999 primarily due to the rentup of one Local Partnership.

Taxes increased approximately $19,000 and $13,000 for the three and six months ended September 30, 2000 as compared to 1999 primarily due to an underaccrual of taxes at one Local Partnership in 1999.

Insurance increased approximately $19,000 and $10,000 for the three and six months ended September 30, 2000 as compared to 1999 primarily due to the rentup of one Local Partnership.

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


               INDEPENDENCE TAX CREDIT PLUS L.P. III
               -------------------------------------
                                  (Registrant)


                  By: RELATED INDEPENDENCE
                      ASSOCIATES III L.P., General Partner

                  By: RELATED INDEPENDENCE
                      ASSOCIATES III INC., General Partner


Date:  October 25, 2000

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President
                          (principal executive and financial officer)

Date: October 25, 2000

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)