Form 10-Q
period 2000-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2001-02-02
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)


          Delaware                           13-3746339
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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


                                                    December 31,     March 31,
                                                       2000            2000
                                                   ------------    ------------

ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $10,952,459 and $8,939,838,
  respectively                                     $ 74,964,445    $ 76,888,110
Cash and cash equivalents                             3,830,208       3,327,734
Investments available-for-sale                                0       1,300,000
Cash held in escrow                                   4,196,930       3,094,867
Deferred costs, less accumulated
  amortization of $307,479
  and $275,806, respectively                            816,595         848,268
Other assets                                            696,708         608,331
                                                   ------------    ------------

Total assets                                       $ 84,504,886    $ 86,067,310
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)


                                                    December 31,     March 31,
                                                       2000            2000
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                             $ 36,612,217    $ 36,525,788
Construction loan payable                             8,035,079       8,035,079
Accounts payable and other
  liabilities                                         4,575,048       4,065,117
Due to local general partners and
  affiliates                                          3,900,374       4,259,677
Due to general partner and affiliates                 1,916,133       1,548,316
                                                   ------------    ------------

Total liabilities                                    55,038,851      54,433,977
                                                   ------------    ------------

Minority interest                                     3,265,533       3,307,079
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (43,440 BACs
  issued and outstanding)                            26,324,625      28,429,119
General partner                                        (124,123)       (102,865)
                                                   ------------    ------------

Total partners' capital (deficit)                    26,200,502      28,326,254
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 84,504,886    $ 86,067,310
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                           Three Months Ended              Nine Months Ended
                              December 31,                   December 31,
                     ----------------------------    --------------------------
                          2000            1999*          2000           1999*
                     ----------------------------    --------------------------



Revenues
Rental income          $ 1,508,234    $ 1,364,329    $ 4,444,288    $ 3,918,711
Other income                66,268        107,663        230,739        315,407
                       -----------    -----------    -----------    -----------
Total revenues           1,574,502      1,471,992      4,675,027      4,234,118
                       -----------    -----------    -----------    -----------

Expenses
General and
  administrative           389,476        386,260      1,216,374        992,591
General and
  administrative-
  related parties
  (Note 2)                 223,858        219,203        657,607        633,830
Repairs and
  maintenance              241,496        275,004        681,356        722,167
Operating                  123,161        129,354        473,988        450,533
Taxes                       93,477        106,124        247,613        247,484
Insurance                   76,976         57,423        252,732        223,572
Financial,
  principally
  interest                 444,478        399,168      1,234,557      1,192,843
Depreciation and
  amortization             763,243        676,598      2,044,294      2,039,441
Cumulative
  effect of a change
  in accounting
  principle -
  amortization of
  organization costs             0              0              0        139,480
                       -----------    -----------    -----------    -----------
Total expenses           2,356,165      2,249,134      6,808,521      6,641,941
                       -----------    -----------    -----------    -----------

Net loss before
  minority interest       (781,663)      (777,142)    (2,133,494)    (2,407,823)
Minority interest
  in loss (income) of
  subsidiary
  partnerships                 447            954          7,742        (26,657)
                       -----------    -----------    -----------    -----------

Net loss               $  (781,216)   $  (776,188)   $(2,125,752)   $(2,434,480)
                       ===========    ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                           Three Months Ended              Nine Months Ended
                              December 31,                   December 31,
                     ----------------------------    --------------------------
                          2000            1999*          2000           1999*
                     ----------------------------    --------------------------

Limited Partners
  Share:

Net loss -limited
  partners             $  (773,403)   $  (768,426)   $(2,104,494)   $(2,410,135)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding               43,440         43,440         43,440         43,440
                       ===========    ===========    ===========    ===========

Net loss per BAC       $    (17.80)   $    (17.69)   $    (48.45)   $    (55.48)
                       ===========    ===========    ===========    ===========

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                           Limited      General
                               Total       Partners     Partner
                            ---------------------------------------

Partners' capital -
  (deficit)
  April 1,  2000            $28,326,254   $28,429,119    $(102,865)

Net loss - nine
  months ended
  December 31, 2000          (2,125,752)   (2,104,494)     (21,258)
                             -----------   -----------   ---------
Partners' capital -
  (deficit)
  December 31, 2000         $26,200,502    $26,324,625   $(124,123)
                             ===========   ===========   =========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                       Nine Months Ended
                                                           December 31,
                                                       2000             1999
                                                   ----------------------------


Cash flows from operating activities:
Net loss                                           $(2,125,752)     $(2,434,480)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
Depreciation and amortization                        2,044,294        2,039,441
Cumulative effect of a change in
  accounting principal-amortization
  of organization costs                                      0          139,480
Minority interest in (loss) income
  of subsidiaries                                       (7,742)          26,657
Increase in accounts
  payable and other liabilities                        546,543          350,467
(Increase) decrease in cash held
  in escrow                                           (810,549)          73,924
(Increase) decrease in other assets                    (88,377)         354,936
Increase in due to local general
  partners and affiliates                               44,191          102,098
Decrease in due to local general
  partners and affiliates                                    0         (100,963)
Increase in due to general partner
  and affiliates                                       367,817          368,737
                                                   -----------      -----------
Total adjustments                                    2,096,177        3,354,777
                                                   -----------      -----------
Net cash (used in) provided by
  operating activities                                 (29,575)         920,297
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)


                                                        Nine Months Ended
                                                           December 31,
                                                       2000             1999
                                                   ----------------------------

Cash flows from investing activities:
Increase in property and equipment                     (88,956)         (66,069)
Decrease in investments
  available for sale                                 1,300,000        1,700,000
Increase in construction in progress                         0         (597,346)
(Increase) decrease in cash held
  in escrow                                           (291,514)          95,612
Decrease in accounts payable
  and other liabilities                                (36,612)      (1,000,290)
Decrease in due to local general
  partners and affiliates                             (403,494)        (555,901)
                                                   -----------      -----------
Net cash provided by (used in)
  investing activities                                 479,424         (423,994)
                                                   -----------      -----------

Cash flows from financing activities:
Proceeds from mortgage notes                           205,291           88,200
Repayments of mortgage notes                          (118,862)        (116,852)
Proceeds from construction loans                             0          239,502
Decrease in due to local general
  partners and affiliates                                    0          (38,846)
Increase in deferred costs                                   0           (8,425)
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority interest                    (33,804)         152,047
                                                   -----------      -----------
Net cash provided by financing
  activities                                            52,625          315,626
                                                   -----------      -----------
Net increase in cash and
  cash equivalents                                     502,474          811,929
Cash and cash equivalents at
  beginning of period                                3,327,734        3,802,808
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 3,830,208      $ 4,614,737

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2000. All subsidiaries have fiscal quarters ending September 30, 2000. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $8,000 and $14,000 and $53,000 for the three and nine months ended December 31, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999, respectively. However, the operating results for the nine months ended December 31, 2000 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.


The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:

                                  Three Months Ended         Nine Months Ended
                                      December 31,              December 31,
                                ----------------------    ----------------------
                                    2000        1999         2000        1999
                                ----------------------    ----------------------

Partnership manage-
  ment fees (a)                  $ 94,033     $ 94,033     $282,099     $282,099
Expense reimburse-
  ment (b)                         42,955       46,881      128,696      111,319
Local administra-
  tive fee (c)                     12,000       12,000       36,000       38,000
                                 --------     --------     --------     --------
Total general and
  administrative-
  General Partner                 148,988      152,914      446,795      431,418
                                 --------     --------     --------     --------
Property manage-
  ment fees
  incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                     74,870       66,289      210,812      202,412
                                 --------     --------     --------     --------
Total general and
  administrative-
  related parties                $223,858     $219,203     $657,607     $633,830
                                 ========     ========     ========     ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,140,000 and $858,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $94,519 and $95,352 and $297,431 and $286,597 for the three and nine months ended December 31, 2000 and 1999, respectively. Of these fees $74,870 and $66,289 and $210,812 and $202,412 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Lewis Street L.P.
-----------------
Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a defendant in a cause of action that has been brought by the project's original developer. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time.

Pacific East L.P.
-----------------
The Pacific East L.P. is a defendant in a lawsuit filed by one of its tenants for injuries allegedly sustained as a result of an assault by an intruder in the tenant's apartment. The Local Partnership's liability insurance policy is expected to cover any losses.

Brannon Group L.C.
------------------
The managing members of the Brannon Group L.C. were removed for breaching their fiduciary responsibilities and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The former managing members are contesting this removal in court.

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

As of December 31, 2000, the Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $1,560,000 remains to be paid to the Local Partnerships (not including approximately $520,0000 being held in escrow). During the nine months ended December 31, 2000, approximately $1,205,000 was paid to the Local Partnership (of which approximately $998,000 was released from escrow).

For the nine months ended December 31, 2000, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $502,000 due to a decrease in investments available for sale ($1,300,000) and net proceeds and repayments of mortgage notes ($86,000) which exceeded cash used in operating activities ($30,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($34,000), a decrease in due to local general partners and affiliates relating to investing activities ($403,000) a decrease in accounts payable and other liabilities relating to investing activities ($37,000), an increase in cash held in escrow relating to investing activities ($292,000) and an increase in property and equipment ($89,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $2,044,000.

During the nine months ended December 31, 2000, the Partnership received approximately $3,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,140,000 and $858,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2000 and 1999 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 11% and 13% for the three and nine months ended December 31, 2000 as compared to 1999 primarily due to the rentup of two Local Partnerships.

Other income decreased approximately $41,000 and $85,000 for the three and nine months ended December 31, 2000 as compared to 1999 primarily due to an underaccrual of interest income at one Local Partnership in December 1998 resulting in the recognition of additional income in 1999 and a decrease of interest income at the Partnership level.

General and administrative increased approximately $224,000 for the nine months ended December 31, 2000 as compared to 1999 primarily due to the rentup of one Local Partnership and an increase in legal fees at the Partnership level.

Repairs and maintenance decreased approximately $34,000 for the three months ended December 31, 2000 as compared to 1999 primarily due to general apartment repairs that were done at one Local Partnership in the third quarter of 1999.

Taxes decreased approximately $13,000 for the three months ended December 31, 2000 as compared to 1999 primarily due to an overaccrual of taxes at one Local Partnership in 1999.

Insurance increased approximately $20,000 and $29,000 for the three and nine months ended December 31, 2000 as compared to 1999 primarily due to the rentup of one Local Partnership.

Financial increased approximately $45,000 for the three months ended December 31, 2000 as compared to 1999 primarily due to underaccrual of financial at one Local Partnership and the rentup of another Local Partnership.

Depreciation increased approximately $87,000 for the three months ended December 31, 2000 as compared to 1999 primarily due to the rent up of one Local Partnership.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)


               By: RELATED INDEPENDENCE
                   ASSOCIATES III L.P., General Partner

               By: RELATED INDEPENDENCE
                   ASSOCIATES III INC., General Partner


Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:

                   By:
                      ------------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)


               By: RELATED INDEPENDENCE
                   ASSOCIATES III L.P., General Partner

               By: RELATED INDEPENDENCE
                   ASSOCIATES III INC., General Partner


Date:  February 2, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  February 2, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)