Form 10-K
period 2001-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2001-06-20
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the fiscal year ended March 31, 2001
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)

                  Delaware                                         13-3746339
--------------------------------------------          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                     -----------------
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

                                     - 17 -
J:\PFK\March\IND3\IND3.DOC
                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 41.86% of the Partnership's interests in the Local Partnerships. As of March 31, 2001, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2001, approximately $35,051,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $1,560,000 remains to be paid to the Local Partnerships (including approximately $397,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional subsidiary partnerships.

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

Item 2.  Properties.

As of March 31, 2001, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interest in the subsidiary partnership (the other 58.12% limited partnership interest is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.


                           Local Partnership Schedule

Name and Location                                       % of Units Occupied  at  May 1,
                                                     -----------------------------------
(Number of Units)                   Date Acquired    2001   2000  1999   1998   1997
-----------------                   -------------    ----   ----  ----   ----   ----



Edward Hotel Limited Partnership
  Los Angeles, CA (47)              November 1994    100%   100%   100%   98%   100%

Pacific-East L.P.
  Brooklyn, NY (39)                 December 1994    100%    97%   100%  100%    97%

Overtown Development Group, Ltd.
  Miami, FL (65)                    December 1994     89%    79%    83%   78%    89%

Sumpter Commons Associates, L.P.    April 1995       100%   100%    95%   95%    95%
  Brooklyn, NY (21)

Park Housing Limited Partnership    May 1995          97%    97%   100%   93%    97%
  Hartford, CT  (30)

Livingston Manor Urban Renewal
  Associates, L.P.                  June 1995         98%    98%    98%   96%    94%
  New Brunswick, NJ (50)

Jefferis Square Housing Partnership L.P.       June 1995    100%   100%   97%   100%    97%
  Chester, PA (36)

2301 First Avenue Limited Partnership        August 1995     98%   100%   99%    99%    97%
  New York, NY (92)

Lewis Street L.P.                   October 1995      88%    91%    94%   97%   100%
  Buffalo, NY (32)

Savannah Park Housing
  Limited Partnership               October 1995      84%    84%    95%   79%    77%
  Washington, DC  (64)

Brannon Group, L.C.                 December 1995     88%   (a)     76%   94%    95%
  Leisure City, FL (80)

Mansion Court Phase II Venture      December 1995     95%    90%    95%  100%   100%
  Philadelphia, PA (19)

Primm Place Partners, L.P.          December 1995     98%   100%    97%   97%    31%*
  St. Louis, MI (128)

BK-9-A Partners L.P.                December 1995    100%   100%   100%  100%   100%
  Brooklyn, NY (23)

BK-10K Partners L.P.                December 1995     96%    91%    95%   81%    91%
  Brooklyn, NY (21)

Aspen-Olive Associates
  Philadelphia, PA (22)             October 1996     100%   100%   100%  100%     0%*

West Mill Creek Associates III L.P.
  Philadelphia, PA (72)             January 1997     100%   100%    99%   99%     0%*

Universal Court Associates
  Philadelphia, PA (32)             April 1997       100%    94%   100%    0%*

New Zion Apartments
  Shreveport, LA (100)              November 1997    100%    99%    98%    0%*

Dreitzer House
  New York, NY (32)                 December 1997     97%   100%     0%*   0%*

(a) As a result of ongoing litigation related to the Local General Partner of Brannon Group L.C., occupancy rates have not been provided by the management agent.

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

Management annually reviews the physical state of the properties and suggests to the respective general partners of the Local Partnerships ("Local General Partners") budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2001, 2000 and 1999, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, $1,610,000 of which has expired as of March 31, 2001. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. As of March 31, 2001, approximately $1,347,000 has been funded under the Operating Deficit Guaranty Agreements. Under the terms of the Development and Operating Deficit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service, must be prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2001, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 1, 2001, the Partnership has approximately 2,563 registered holders of an aggregate of 43,440 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

In January 2001, affiliates of Everest Properties, Inc. ("Everest") conducted a tender offer for up to 1,104.47 BACs. In connection with a prior tender offer for BACs, an affiliate of the General Partner entered into a standstill agreement dated as of April 23, 1997 (the "Standstill"), which precluded Everest from independently soliciting BACs (by tender offer or otherwise). At Everest's request, the General Partner caused its affiliate to release Everest from the Standstill for the limited purpose of permitting Everest to make its tender offer. In connection with such arrangements, Everest agreed to cover all of the Partnership's expenses with respect to processing the tender offer including mailing costs, legal fees and other administrative costs incurred by the Partnership. These reimbursements resulted in aggregate payments to the Partnership of $42,165 which are reflected as "other income" on the financial statements for Fiscal Year 2000.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on June 7, 1994. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                            Year Ended March 31,
                       ---------------------------------------------------------
OPERATIONS
----------             --------      --------    --------    --------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  ----

Revenues               $             $           $           $            $
                         6,332,726     5,873,889  5,457,954   4,224,259     3,420,191

Operating expenses                    (9,357,207)
                       -              ------------           -
                        (9,597,628)              (8,521,362) (6,403,970)   (4,840,028)
                                                 ----------  ----------    ----------

Net loss before         (3,264,902)   (3,483,318)(3,063,408) (2,179,711)   (1,419,837)
  minority interest

Minority interest
                       -------       --------    -----       -------
  in loss (income)          21,134         9,131    (23,590)     30,346         2,563
                            ------         -----    -------      ------         -----
  of subsidiary
  partnerships
Net loss               $(3,243,768)  $(3,474,187)$(3,086,998)$(2,149,365) $
                        ==========    ===========  =========  ==========
                                                                           (1,417,274)
Net loss per           $             $           $           $            $
                        ========      ========    =======     =======
  weighted average           (73.93)       (79.18)    (70.35)     (48.98)       (32.30)
                             ======        ======     ======      ======        ======
  BAC


                       March 31,
FINANCIAL POSITION
------------------     --------      --------    --------    --------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  ----

Total assets           $82,660,313 $86,067,310   $90,312,704 $85,077,315  $76,809,088
                        ==========  ==========    ==========  ==========   ==========

Total liabilities      $54,434,413 $54,433,977   $55,319,950 $46,678,291  $38,050,750
                        ==========  ==========    ==========  ==========   ==========

Minority interest      $           $             $           $            $
                        ==          ==            ==          ==
                         3,143,414   3,307,079    3,192,313   3,511,585     1,721,534
                         =========   =========    =========   =========     =========

Total partners'        $25,082,486 $28,326,254   $31,800,441 $34,887,439  $37,036,804
                        ==========  ==========    ==========  ==========   ==========
  capital


During the year ended March 31, 2001, total assets decreased primarily due to depreciation and a decrease in cash and cash equivalent. During the year ended March 31, 2000, total assets decreased primarily due to a decrease in construction in process. The decrease in total liabilities is primarily due to principal payments on mortgage notes. During the year ended March 31, 1999, total assets increased primarily due to increases in property and equipment and construction in progress. The increase in total liabilities is primarily due to the proceeds from the mortgage notes payable and construction loans payable used to pay for the property and equipment, and construction in progress acquisitions. During the years ended March 31, 1998 and 1997, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 1998 and 1997, property and equipment increased approximately $18,000,000 and $11,600,000, respectively, construction in progress (decreased) increased approximately $(700,000) and $600,000, respectively, and mortgage notes increased approximately $6,000,000 and $4,900,000, respectively. For the year ended March 31, 1997, the increase in property and equipment and construction in progress was partially offset by a decrease in cash and cash equivalents, investments available-for-sale and cash held in escrow as a result of the funding of such acquisitions and construction. For the years ended March 31, 1998 and 1997, respectively, minority interest increased due to capital contributions from local general partners.

Cash Distributions
The Partnership has made no distributions to the BACs holders as of March 31, 2001.

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

As of March 31, 2001, the Partnership has invested approximately $35,051,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $1,560,000 remains to be paid to the Local Partnerships (not including approximately $397,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. There was one downward price adjustment during the year ended March 31, 2001 in the amount of approximately $23,000 related to one Local Partnership. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2001, approximately $1,305,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $1,328,000 was released from escrow). Approximately $1,038,000 was placed into escrow for purchase price payments during the year ended March 31, 2001. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in the purchase price of approximately $23,000 during the year ended March 31, 2001.

During the year ended March 31, 2001, cash and cash equivalents decreased approximately $659,000. This decrease is due to acquisition of property and equipment ($156,000), a decrease in accounts payable and other liabilities from investing activities ($37,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($1,029,000), an increase in deferred costs ($118,000), cash used in operating activities ($581,000), repayment of construction loans ($6,746,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($143,000) which exceeded proceeds from investments available for sale ($1,300,000), net proceeds and principal payments of mortgage loans ($6,753,000) and a decrease in cash held in escrow relating to investing activities ($96,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $2,810.000.

A working capital reserve had previously been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2001, all funds were used.

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

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2001, 2000 and 1999, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, $1,610,000 of which has expired as of March 31, 2001. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. As of March 31, 2001, approximately $1,347,000 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, several Local Partnerships had Rent-Up Guaranty Agreements, in which the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. The terms of the Rent-Up Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. As of March 31, 2001, the gross amounts of these Rent-Up Guarantees for the Local Partnerships aggregated approximately $1,779,000 all of which had expired.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $1,199,000 and $858,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in seventeen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

Through March 31, 2001, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2001, the Partnership has not recorded or classified any property and equipment as held for sale.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years).

The net loss for the 2000, 1999 and 1998 Fiscal Years aggregated $3,243,768, $3,474,187 and $3,086, 998, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,682,911, $5,444,802 and $4,743,808 Housing Tax Credits during the 2000, 1999 and 1998, tax years, respectively.

2000 vs. 1999
Rental income increased approximately 8% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. This increase was primarily due to the rent up of one Local Partnerships.

Total expenses, excluding operating and insurance remained fairly consistent, with an increase of approximately 1% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Operating increased approximately $111,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. This increase was primarily due to the rent up of one Local Partnership.

Insurance increased approximately $30,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. This increase was primarily due to an underaccrual at two Local Partnerships in the 1999 Fiscal Year.

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

Operating increased approximately 30% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This increase was primarily due to the rent up of two Local Partnerships, an underaccrual of the electrical usage at one Local Partnership and an underaccrual of the water and sewer usage at a second Local Partnership.

Insurance decreased approximately 24% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This decrease was primarily due to the overaccrual of insurance in the prior year at two Local Partnerships.

Financial increased approximately 22% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This increase is primarily due to the rent up of three Local Partnerships in 1999, and the related interest expenses in 1998 were capitalized.

Results of Operations of Certain Local Partnerships

Savannah Park Housing Limited Partnership ("Savannah Park")
The Savannah Park's financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the partnership as a going concern. However, Savannah Park is experiencing cash flow difficulties. Due to high vacancies and a significant increase in accounts receivable, Savannah Park is unable to generate sufficient cash flow to meet its financial obligations. In addition, Savannah Park was unable to make all of the required monthly payments on the outstanding mortgage note payable. Since 1998, Savannah Park has been unable to make all of the required payments under the land lease.

Savannah Park's management has been successful in reducing certain operating expenditures and is also implementing new procedures to improve collections and increase occupancy.

In view of these matters, realization of a major portion of the assets in Savannah Park's balance sheet is dependent upon continued operations of Savannah Park, which in turn is dependent upon the partnership's ability to meet its financing requirements, and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Savannah Park at March 31, 2001 and 2000 was zero at each date and the minority interest balance was approximately $342,000 and $342,000, respectively. Savannah Park's net loss after minority interest amounted to approximately $58,000, $85,000 and $162,000 for the 2000, 1999, and 1998 and Fiscal Years, respectively.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should Savannah Park be unable to continue as a going concern.

Lewis Street L.P.
Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a defendant in a cause of action that has been brought by the project's original developer. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2001 and 2000 was zero at each date and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $100,000, $98,000 and $99,000 for the 2000, 1999, and 1998 Fiscal
Years, respectively.

Pacific East L.P.
The Pacific East L.P. was a defendant in a lawsuit filed by one of its tenants for injuries allegedly sustained as a result of an assault by an intruder in the tenant's apartment. A judgment has been rendered in favor of the plaintiff for $260,000. The Local Partnership's liability insurance will cover the judgment therefore no liability related to this litigation has been recorded.

Brannon Group L.C.
On April 7, 2000, Civil Action 00 Civ 2715 (JGK) was filed and, is pending in the United States District Court for the Southern District of New York. It is styled "RubinBaum LLP, Plaintiff v. Related Corporate Partners V, L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.C. were removed for breaching their fiduciary responsibilities and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants have asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgement that, inter alia, Reid and Ivan Brannon were properly removed as Managers of the Brannon Group L.C. The Brannon Defendants have asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They seek to recover unspecified compensatory and punitive damages, prejudgement and post-judgement interest, costs and attorney's fees as well as injunctive and declaratory relief. The action is set for trial on the Court's August 24, 2001 docket. The discovery deadline is July 6, 2001. Discovery has just begun. Management intends to vigorously pursue their claims against the Brannon Defendants and to vigorously defend the claims alleged against the Partnership. Given the preliminary stage of these proceedings, we can express no opinion on the likely outcome.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.



Item 8.  Financial Statements and Supplementary Data.
                                                                         Sequential
                                                                               Page
                                                                         ---------------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         17

         Consolidated Balance Sheets at March 31, 2001 and 2000               70

         Consolidated Statements of Operations for the Years Ended March 31, 2001, 2000 and 1999 71

         Consolidated  Statements of Changes in Partners'  Capital  (Deficit) for the Years Ended March 31, 2001,  2000 and
         1999                                                                 72

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999 73

         Notes to Consolidated Financial Statements                           75

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty (2000, 1999 and 1998 Fiscal Years) subsidiary partnerships whose losses aggregated $2,566,254, $2,970,037 and $2,305,752 for the years ended March 31, 2001, 2000 and 1999, respectively, and whose assets constituted 96% and 94% of the Partnership's assets at March 31, 2001 and 2000, respectively, presented in the accompanying consolidated financial statements. The financial statements of nineteen (2000 and 1999 Fiscal Years) and twenty (1998 Fiscal Year) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements for one (2000 and 1999 Fiscal Years) subsidiary partnership were not audited.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of one subsidiary partnership with a significant contingency and uncertainty. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. The subsidiary partnership's net losses amounted to $58,460 (Fiscal 2000), $85,452 (Fiscal 1999) and $163,341 (Fiscal 1998) and its assets were $3,576,528 and $3,641,469 at March 31, 2001 and 2000, respectively. These matters raise substantial doubt about this subsidiary partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 13, 2001

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
January 23, 2001

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
January 25, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 2000, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2000, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 16, 2001

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 16, 1999

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
  (A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2000 and 1999, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 31, 2001

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

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 15, 2000

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2000, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2000, and the results of its operations, changes in partners' capital (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 14, 2001

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

/s/ Lawlor, O'Brien & Chervenak, LLC
West Paterson, New Jersey
February 15, 1999

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 2000, and the related statements of operations and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles.

/s/ Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
February 6, 2001

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

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 16, 2001

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

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

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheets of Jefferis Square Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 15, 2001

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

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

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 21, 2000

[FRIEDMAN ALPREN & GREEN LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
2301 First Avenue Limited Partnership:

We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership as of December 31, 2000, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, NY
February 8, 2001

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

/s/ Leshkowitz & Company, LLP
New York, NY
February 23, 1999

[TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2001 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 31, 2001

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 21, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
  Limited Partnership

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in note B to the financial statements, the partnership's declining cash flow and defaults on its land lease and a note payable raise substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 2, 2001

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

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Mansion Court Phase II Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 28, 2001

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 18, 2000

[RBG & CO. LETTERHEAD]

Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 2000 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 19, 2001

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 5, 1999

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2000 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2000, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Raines & Fischer
New York, New York
January 24, 2001

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

/s/ Raines & Fischer
New York, New York
February 4, 1999

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2000 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2000, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Raines & Fischer
New York, New York
February 6, 2001

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

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Aspen-Olive Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Aspen-Olive Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates at December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 13, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 27, 2000

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of December 31, 2000 and 1999 and the related statements of profit and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of December 31, 2000 and 1999, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ ASHER & COMPANY, Ltd.
January 22, 2001 except for Note C
as to which the date is February 20, 2001

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

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Universal Court Associates

We have audited the accompanying balance sheets of Universal Court
Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates at December 31, 2000 and 1999, and the results of its operations, changes in its partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 17, 2001

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 28, 2000

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2000, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2000 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2000 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 2001 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 16, 2001, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 16, 2001

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 1999

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 2000, and the related statements of operations, partners' defict and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 20, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 2, 1999

                                      -73-
J:\PFK\March\IND3\IND3.DOC
                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            March 31,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                         $74,280,896   $76,888,110
Cash and cash equivalents (Notes 2 and 10)                  2,668,404     3,327,734
Investments available-for-sale (Note 2)                             0     1,300,000
Cash held in escrow (Note 5)                                4,157,516     3,094,867
Deferred costs, less accumulated amortization (Notes 2 and 6) 919,116       848,268
Other assets                                                  634,381       608,331
                                                         ------------  ------------

Total assets                                              $82,660,313   $86,067,310
                                                           ==========    ==========

                                              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 7)                         $43,278,933  $ 36,525,788
  Construction loan payable (Note 7)                        1,289,449     8,035,079
  Accounts payable and other liabilities                    4,517,068     4,065,117
  Due to local general partners and affiliates (Note 8)     3,238,956     4,259,677
  Due to general partner and affiliates (Note 8)            2,110,007     1,548,316
                                                          -----------   -----------

Total liabilities                                          54,434,413    54,433,977
                                                           ----------    ----------

Minority interest (Note 2)                                  3,143,414     3,307,079
                                                          -----------   -----------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding) (Note 1)25,217,78928,429,119
  General Partner                                            (135,303)     (102,865)
                                                         ------------  ------------

Total partners' capital (deficit)                          25,082,486    28,326,254
                                                           ----------    ----------

Total liabilities and partners' capital (deficit)         $82,660,313   $86,067,310
                                                           ==========    ==========


See accompanying notes to consolidated financial statements.






                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year Ended March 31,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Revenues
Rental income                                $5,886,882    $5,443,744    $4,857,184
Other income                                    445,844       430,145       600,770
                                             ----------    ----------    ----------

                                              6,332,726     5,873,889     5,457,954
                                              ---------     ---------     ---------

Expenses
General and administrative                    1,704,534     1,507,866     1,588,732
General and administrative-related parties
  (Note 8)                                      810,324       832,455       760,890
Repairs and maintenance                         982,688       943,080       740,706
Operating and other                             865,683       754,944       578,949
Real estate taxes                               348,716       364,313       379,762
Insurance                                       323,471       293,964       385,568
Financial, principally interest               1,752,292     1,779,791     1,456,055
Depreciation and amortization                 2,809,920     2,749,141     2,630,700
Cumulative effect of change in accounting
  principle - amortization of organization costs              0   131,653               0
                                                -----------------------------------------

Total expenses                                9,597,628     9,357,207     8,521,362
                                              ---------     ---------     ---------

Net loss before minority interest            (3,264,902)   (3,483,318)   (3,063,408)

Minority interest in loss (income) of
  subsidiary partnerships                        21,134         9,131       (23,590)
                                            ----------- -------------   -----------

Net loss                                    $(3,243,768)  $(3,474,187)  $(3,086,998)
                                             ==========    ==========    ===========

Net loss - Limited Partners                 $(3,211,330)  $(3,439,445)  $(3,056,128)
                                             ==========    ==========    ==========

Number of BACs outstanding                       43,440        43,440        43,440
                                          =============  ============  ============

Net loss per BAC                          $       (73.93)$        (79.18)$       (70.35)
                                           =============  ==============  =============
See accompanying notes to consolidated financial statements.





                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                            Limited        General
                             Total Partners Partner

Partners' capital (deficit) - April 1, 1998 $34,887,439   $34,924,692   $   (37,253)

Net loss                                     (3,086,998)   (3,056,128)      (30,870)
                                             ----------    ----------    ----------

Partners' capital (deficit) - March 31, 1999 31,800,441    31,868,564       (68,123)

Net loss                                     (3,474,187)   (3,439,445)      (34,742)
                                             ----------    ----------    ----------

Partners' capital (deficit) - March 31, 2000 28,326,254    28,429,119      (102,865)

Net loss                                     (3,243,768)   (3,211,330)      (32,438)
                                            -----------   -----------     ---------

Partners' capital (deficit) - March 31, 2001$25,082,486   $25,217,789     $(135,303)
                                             ==========    ==========      ========

See accompanying notes to consolidated financial statements.





                                                 INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                              Year Ended March 31,
                                                    2001                        2000                     1999
                                            ------------------          -------------------      ------------------

                                      -74-
J:\PFK\March\IND3\IND3.DOC
 Cash flows from operating activities:
Net loss                                  $  (3,243,768)$  (3,474,187)$  (3,086,998)
                                           ------------  ------------  ------------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization                 2,809,920     2,749,141     2,630,700
Cumulative effect of change in accounting principle-
  amortization of organization costs                  0       131,653             0
Minority interest in (loss) income of subsidiary
  partnerships                                  (21,134)       (9,131)       23,590
(Increase) decrease in assets:
Cash held in escrow                          (1,158,629)       21,592      (188,444)
Deferred costs                                        0             0       (80,000)
Other assets                                    (26,050)      315,980        63,406
Increase (decrease) in liabilities:
Accounts payable and other liabilities          488,562       708,385       831,495
Due to local general partners
  and affiliates                                 45,524        76,834       140,777
Due to local general partners
  and affiliates                                (36,997)     (137,910)      (78,055)
Due to general partners and affiliates          561,691       480,440       452,897
                                          ------------- ------------- -------------
Total adjustments                             2,662,887     4,336,984     3,796,366
                                           ------------  ------------  ------------
Net cash (used in) provided by
  operating activities                         (580,881)      862,797       709,368
                                          ------------- ------------- -------------

Cash flows from investing activities:
Acquisition of property and equipment          (155,939)     (478,310)   (5,490,477)
Acquisition of investments available
  for sale                                            0    (1,300,000)   (1,700,000)
Proceeds from investments available
  for sale                                    1,300,000     1,700,000             0
Construction in progress                              0             0    (4,165,535)
Decrease in cash held in escrow                  95,980       691,871     1,711,893
Decrease in accounts payable and
  other liabilities                             (36,611)   (1,149,388)     (202,617)
Decrease in due to local general partners
  and affiliates                             (1,014,008)   (1,044,409)   (1,685,520)
Increase in due to local general partners
  and affiliates                                      0        99,236       113,806
                                      ------------------------------- -------------
Net cash provided by (used in) investing activities     189,422  (1,481,000)(11,418,450)
                                                   ------------------------ -----------

Cash flows from financing activities:
Proceeds from mortgage notes                    365,303       492,393     2,968,224
Principal payments of mortgage notes           (357,788)     (331,387)     (219,370)
Proceeds from construction loans                      0             0     4,963,218
Repayments of construction loans                      0       (66,800)            0
Increase in due to local general partners
  and affiliates                                      0             0           682
Decrease in due to local general partners
  and affiliates                                (15,240)      (13,367)       (4,000)
Increase in deferred costs                     (117,615)      (61,607)      (11,350)
(Decrease) increase in capitalization of consolidated
  subsidiaries attributable to minority interest    (142,531)     123,897   (342,862)
                                                ------------ -----------------------
Net cash (used in) provided by financing activities    (267,871)     143,129 7,354,542
                                                   ------------ ----------------------

Net decrease in cash and cash equivalents      (659,330)     (475,074)   (3,354,540)

Cash and cash equivalents at beginning of year 3,327,734    3,802,808     7,157,348
                                              ----------   ----------    ----------

Cash and cash equivalents at end of year    $ 2,668,404   $ 3,327,734   $ 3,802,808
                                             ==========    ==========    ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest     $    859,352  $    995,233  $    987,277
                                            ===========   ===========   ===========

Supplemental disclosures of noncash investing and financing activities:

Construction in progress reclassified to
  property and equipment              $               0   $ 6,267,185   $ 4,686,807

Mortgage notes payable converted from
  construction notes payable                  6,745,630     3,942,105              0

Decrease in deferred financing
  costs through accounts payable and
  other liabilities                                   0             0        (9,064)

Increase in construction in progress through
  accounts payable and other liabilities              0             0     1,369,186


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993 and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest as a limited partner in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of March 31, 2001, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2001, 2000 and 1999, respectively, (the 2000, 1999 and 1998 Fiscal Years). Through the rights of the Partnership and/or affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

(Income) losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $22,000, $24,000 and $20,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Investments Available-For-Sale

At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. At
March 31, 2001, the Partnership has classified its securities as available-for-sale.

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

Through March 31, 2001, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2001, the Partnership has not recorded or classified any property and equipment as held for sale.

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

j)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:


                                         March 31, 2001                          March 31, 2000
                                 --------------------------------        ------------------------
                                    Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair Value

Mortgage notes payable for which it is:

Practicable to estimate fair value $ 17,161,045 $ 14,520,825 $ 4,345,218 $  3,045,861
Not practicable                   26,117,888           *    32,180,570            *

Construction loans payable for which it is:

Practicable to estimate fair value$               0$               0$               0   $               0
Not Practicable                    1,289,449           *     8,035,079            *

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

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:


                                                                         Estimated
                                                          March 31,                     Useful Lives
                                      -------------------------------------------------
                                              2001                            2000                    (Years)
                                      ------------------               ------------------        ------------------

Land                                 $  1,166,783     $  1,166,783         -
Building and improvements              83,657,512       83,511,199        20-40
Furniture and fixtures                  1,159,592        1,149,966         5-12
                                      -----------      -----------
                                       85,983,887       85,827,948

Less:  Accumulated depreciation       (11,702,991)      (8,939,838)
                                      -----------      -----------

                                      $74,280,896      $76,888,110
                                       ==========       ==========


Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2001 and 2000, respectively. In addition, as of March 31, 2001 and 2000, building and improvements and construction in progress includes $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the local general partners and affiliates as of March 31, 2001 and 2000. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $2,763,153, $2,685,015 and $2,454,706, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                                            March 31,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Purchase price payments*                                  $   397,142   $   687,678
Construction                                                   21,371        20,908
Real estate taxes, insurance and other                      2,765,258     1,606,629
Reserve for replacements                                      973,745       779,652
                                                           ----------    ----------

                                                           $4,157,516    $3,094,867
                                                            =========     =========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                          March 31,
                                      -------------------------------------------------
                                              2001                            2000                    Period
                                      ------------------               ------------------        ------------------

Financing costs                        $1,241,689       $1,124,074           *
Less:  Accumulated amortization          (322,573)        (275,806)
                                       ----------       ----------

                                      $   919,116      $   848,268
                                       ==========       ==========
*Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2001, 2000 and 1999 amounted to $46,767, $64,126 and $79,311, respectively.

During the 1999 Fiscal Year, $242,454 of deferred costs and $110,801 of accumulated amortization were written off.


NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $75,000 including principal and interest at rates varying from 0% to 10.5% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Annual principal payment requirements, as of March 31, 2001 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                      Amount

2001                              $     274,565
2002                                    295,166
2003                                    334,364
2004                                    357,764
2005                                    380,716
Thereafter                           41,636,358
                                     ----------

                                    $43,278,933

The mortgage agreements require monthly deposits to replacement reserves of approximately $14,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 2000, one subsidiary partnership has a construction loan commitment totaling approximately $1,300,000. As of December 31, 2000, such loan has an outstanding balance of approximately $1,289,449.

On January 26, 2000, 2301 First Avenue, L.P. ("2301 1st Avenue") converted its two construction loans payable totaling $5,491,732 into first and second mortgage notes payable totaling $5,558,352.

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

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2001, 2000 and 1999, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, $1,610,000 of which has expired as of March 31, 2001. As of March 31, 2001, approximately $1,347,000 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:


                              Year Ended March 31,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Partnership management fees (a)             $   341,497   $   331,132   $   376,139
Expense reimbursement (b)                       178,621       140,629       116,085
Local administrative fees (d)                    55,000        48,500        51,000
                                            -----------   -----------    ----------

Total general and administrative-General Partner   575,118    520,261       543,224
                                                ---------- ----------     ---------

Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                            235,206       312,194       217,666
                                             ----------    ----------    ----------

Total general and administrative-related parties$   810,324$   832,455  $   760,890
                                                 ========== ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,199,000 and $858,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships amounted to $384,918, $395,535 and $339,925 for the years ended March 31, 2001, 2000 and
1999, respectively. Of these fees, $235,206, $312,194 and $217,666 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:


                                                                            March 31,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Operating advances                                        $   122,927  $    134,927
Development fee payable                                     2,824,836     3,743,846
Other capitalized costs                                       116,335       116,335
Construction costs payable                                          0        94,998
General Partner loan payable                                  111,312       126,552
Management and other operating fees                            63,546        43,019
                                                          -----------    ----------

                                                           $3,238,956    $4,259,677
                                                            =========     =========



NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:


                        For the Year Ended December 31,
                                                    2000                        1999                     1998
                                            ------------------          ------------------       ------------------

Financial statement net loss                $(3,243,768)  $(3,474,187)  $(3,086,998)

Differences  between  depreciation  and amortization  expense records for financial  reporting purposes and the accelerated costs recovery system utilized for income tax purposes
(415,735)                                      (310,093)     (198,881)

Differences  resulting from parent  company having a different  fiscal year for income tax and
financial reporting purposes                     26,092      (183,389)      151,387

Tax exempt interest income                      (69,856)      (76,793)     (132,500)

Other, including accruals for financial reporting not deductible for tax purposes until paid
   428,469                                      444,315      (477,454)
----------                                   ----------   -----------

Net loss as shown on the income tax return for the calendar year ended  $(3,274,798)
                                                                         ==========
$(3,600,147)                                $(3,744,446)
===========                                  ==========

NOTE 10 - Commitments and Contingencies

a)  Events of Default and Going Concern

Savannah Park Housing Limited Partnership ("Savannah Park")
-----------------------------------------
The Savannah Park's financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the partnership as a going concern. However, Savannah Park is experiencing cash flow difficulties. Due to high vacancies and a significant increase in accounts receivable, Savannah Park is unable to generate sufficient cash flow to meet its financial obligations. In addition, Savannah Park was unable to make all of the required monthly payments on the outstanding mortgage note payable. Since 1998, Savannah Park has been unable to make all of the required payments under the land lease.

Savannah Park's management has been successful in reducing certain operating expenditures and is also implementing new procedures to improve collections and increase occupancy.

In view of these matters, realization of a major portion of the assets in Savannah Park's balance sheet is dependent upon continued operations of the partnership, which in turn is dependent upon the partnership's ability to meet its financing requirements, and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Partnership's investment in Savannah Park at March 31, 2001 and 2000 was zero at each date and the minority interest balance was approximately $342,000 and $342,000, respectively. Savannah Park's net loss after minority interest amounted to approximately $58,000, $85,000 and $162,000 for the 2000, 1999, and 1998 and Fiscal Years, respectively.

b)  Legal Proceedings

Lewis Street L.P.
Lewis Street Limited Partnership ("Lewis Street") has been informed that it is a defendant in a cause of action that has been brought by the project's original developer. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2001 and 2000 was zero at each date and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $100,000, $98,000 and $99,000 for the 2000, 1999, and 1998 Fiscal
Years, respectively.

Pacific East L.P.
The Pacific East L.P. was a defendant in a lawsuit filed by one of its tenants for injuries allegedly sustained as a result of an assault by an intruder in the tenant's apartment. A judgment has been rendered in favor of the plaintiff for $260,000. The Local Partnership's liability insurance will cover the judgment therefore no liability related to the litigation has been recorded.

Brannon Group L.C.
On April 7, 2000, Civil Action 00 Civ 2715 (JGK) was filed and, is pending in the United States District Court for the Southern District of New York. It is styled "RubinBaum LLP, Plaintiff v. Related Corporate Partners V, L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.C. were removed for breaching their fiduciary responsibilities and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants have asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgement that, inter alia, Reid and Ivan Brannon were properly removed as Managers of the Brannon Group L.C. The Brannon Defendants have asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They seek to recover unspecified compensatory and punitive damages, prejudgement and post-judgement interest, costs and attorney's fees as well as injunctive and declaratory relief. The action is set for trial on the Court's August 24, 2001 docket. The discovery deadline is July 6, 2001. Discovery has just begun. Management intends to vigorously pursue their claims against the Brannon Defendants and to vigorously defend the claims alleged against the Partnership. Given the preliminary stage of these proceedings, we can express no opinion on the likely outcome.

c)  Leases

One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years, which commenced in August 1996, and monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

2001                      $     28,334
2002                            21,252
2003                            21,252
2004                            21,252
2005                            21,252
Thereafter                     871,332
                            ----------
                           $   984,674

As of December 31, 2000, the Partnership is currently in default on the lease agreement. For the year ended December 31, 2000, $17,710 has been paid under the terms of the lease and $7,082 remains payable.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $1,922,000 at March 31, 2001.

e)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,682,911, $5,444,802 and $4,743,808 Tax Credits during the 2000, 1999 and 1998 tax years, respectively.

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

Name                                Position

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 40, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


                    Name and Address of     Amount and Nature of         Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership           of Class
--------------      --------------------    --------------------         ---------------

General Partnership                         Related Independence           $1,000 capital contribution    100%
Interest in the     Associates III L.P.     -directly owned
Partnership         625 Madison Avenue
                    New York, NY 10022

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of June 1, 2001, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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




                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                         Sequential
                                                                               Page
                                                                         ---------------

(a) 1.   Financial Statements

         Independent Auditors' Report                                         17

         Consolidated Balance Sheets at March 31, 2001 and 2000               70

         Consolidated Statements of Operations for the Years Ended March 31, 2001, 2000 and 1999    71

         Consolidated  Statements of Changes in Partners'  Capital  (Deficit) for the Years Ended March 31, 2001,  2000 and
         1999                                                                 72

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999    73

         Notes to Consolidated Financial Statements                           75

(a) 2.   Consolidated Financial Statement Schedules

         Independent Auditors' Report                                         96

         Schedule I - Condensed Financial Information of Registrant           97

         Schedule III - Real Estate and Accumulated Depreciation             100

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

(3A)     Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

(3B)     Form of Amended and Restated  Agreement of Limited  Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)     Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

(10A)    Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)    Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)    Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                       93

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


J:\PFK\March\IND3\IND3.DOC
                                   SIGNATURES

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                  (Registrant)



                               By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner


                               By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date:  June 18, 2001           By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    President
                                    (principal executive and financial officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                                                                       Title
----------------------------------                               -------------------------------------------------------------
            Date
-----------------------------



                             President
                             (principal executive and
/s/ Alan P. Hirmes           financial officer) of Related
------------------
Alan P. Hirmes               Independence Associates III Inc.    June 18, 2001




                             Treasurer (principal
/s/ Glenn F. Hopps           accounting officer) of Related
------------------
Glenn F. Hopps               Independence Associates III Inc.    June 18, 2001




/s/ Stephen M. Ross          Director of Related
-------------------
Stephen M. Ross              Independence Associates III Inc.    June 18, 2001



                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 13, 2001 on page 17, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2000, 1999 and 1998 Fiscal Years and
Schedule III as of March 31, 2001. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of one subsidiary partnership with a significant contingency and uncertainty. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. The subsidiary partnership's net losses amounted to $58,460 (Fiscal 2000), $85,452 (Fiscal 1999) and $163,341 (Fiscal 1998) and its assets were $3,576,528 and $3,641,469 at March 31, 2001 and 2000, respectively. These matters raise substantial doubt about this subsidiary partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 13, 2001

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)










                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                            March 31,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Cash and cash equivalents                                $  1,438,689  $  1,206,092
Investments available-for-sale                                      0     1,300,000
Investment in subsidiary partnerships                      25,570,013    26,476,906
Cash held in escrow                                           397,142       687,678
Other assets                                                        0        23,518
                                                    ----------------- -------------

Total assets                                              $27,405,844   $29,694,194
                                                           ==========    ==========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates                    $  1,650,979  $  1,128,662
Other liabilities                                               5,608         6,367
                                                       ----------------------------

Total liabilities                                           1,656,587     1,135,029

Partners' capital                                          25,749,257    28,559,165
                                                           ----------    ----------

Total liabilities and partners' capital                   $27,405,844   $29,694,194
                                                           ==========    ==========

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)








                       CONDENSED STATEMENTS OF OPERATIONS


                              Year Ended March 31,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Revenues

Interest income                            $     65,441  $    112,115  $    120,135
Other                                            42,315             50              0
                                            -----------------------------------------

Total revenues                                  107,756       112,165       120,135
                                             ----------   -----------   -----------

Expenses

Administrative and management                   208,900        80,097       184,673
Administrative and management-
related parties                                 520,118       471,761       492,224
Amortization                                          0         7,500       106,683
                                        ---------------  ------------   -----------

Total expenses                                  729,018       559,358       783,580
                                             ----------    ----------   -----------

Loss from operations                           (621,262)     (447,193)     (663,445)

Equity in loss of subsidiary partnerships    (2,188,646)   (2,794,082)   (2,423,553)
                                             ----------    ----------    ----------

Net loss                                    $(2,809,908)  $(3,241,275)  $(3,086,998)
                                             ==========    ==========    ==========




                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                              Year Ended March 31,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Cash flows from operating activities:

Net loss                                    $(2,809,908)  $(3,241,275)  $(3,086,998)
                                             ----------    ----------    ----------

Adjustments to reconcile net loss
  to net cash (used in) provided by operating activities:

Amortization                                          0         7,500       106,683
Equity in loss of subsidiary partnerships     2,188,646     2,794,082     2,423,553
Increase (decrease) in assets:
Other assets                                     23,518         1,681        (8,423)
Increase (decrease) in liabilities:
Due to general partners and affiliates          522,317       460,890       393,408
Other liabilities                                  (759)      (13,714)       19,549
                                          -------------   -----------  ------------

Total adjustments                             2,733,722     3,250,439     2,934,770
                                              ---------     ---------    ----------

Net cash (used in) provided by operating activities  (76,186)       9,164   (152,228)
                                                   --------- -----------------------

Cash flows from investing activities:

Decrease (increase) in investments
  available-for-sale                          1,300,000       400,000    (1,700,000)
Investment in subsidiary partnerships        (1,322,065)     (820,010)   (2,931,609)
Distributions from subsidiary partnerships       40,312       127,034        21,892
Decrease in cash held in escrow                 290,536       821,318       889,703
                                             ----------    ----------   -----------

Net cash provided by (used in) investing activities   308,783   528,342  (3,720,014)
                                                   --------------------  ----------

Net increase (decrease) in cash and
  cash equivalents                              232,597       537,506    (3,872,242)

Cash and cash equivalents, beginning of year  1,206,092       668,586     4,540,828
                                              ---------    ----------    ----------

Cash and cash equivalents, end of year       $1,438,689    $1,206,092   $   668,586
                                              =========     =========    ==========




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


Life on which
                                                                     Cost Capitalized
Depreciation in
                                               Initial Cost to Partnership          Subsequent to        Gross  Amount at
                                               ---------------------------                               -----------------
which Carried At Close of Period                   Year of                         Latest Income
--------------------------------
                                                        Buildings and                Acquisition:
Buildings and                                  Accumulated           Construction/   Date    Statements are
                        Description                     Encumbrances     Land     Improvements            Improvements
---------------------------------------------------     ------------ ------------ ------------           --------------
    Land                           Improvements    Total             Depreciation  Renovation            Acquired
------------                       --------------------------        ------------ -------------          --------
Computed(a)(b)


Edward Hotel Limited Partnership $   2,399,459 $  275,000 $  591,240 $ 2,569,916 $281,123 $ 3,155,033 $ 3,436,156 $ 613,406  1994-95
Nov. 1994                                27.5 years
  Los Angeles, CA
Pacific East, L.P.                2,114,719      1,950   3,125,584     163,444      8,075   3,282,903   3,290,978   838,309  1994-95
Dec. 1994                                27.5 years
  Brooklyn, NY
Overtown Development Group, Ltd.  1,340,554     52,284   2,627,099     147,487     58,408   2,768,462   2,826,870  455,618   1994-95
Dec. 1994                                40 years
  Miami, FL
Sumpter Commons Associates, L.P.  1,230,086        500   1,862,916      46,663      3,673   1,906,406   1,910,079   370,920  1995-96
Apr. 1995                                27.5 years
Park Housing Limited Partnership    844,177      5,000   2,343,351      64,880      8,173   2,405,058   2,413,231  435,620  1995-96
May 1995                                 27.5 years
Livingston Manor Urban Renewal    3,080,000    119,988   7,047,532     608,571    123,161   7,652,532   7,775,693  987,798  1995-96
June 1995                                15-40 years
  Associates, L.P.
Jefferis Square Housing           1,900,000     55,158           0   4,605,529     39,347   4,621,340   4,660,687  564,089   1995-96
June 1995                                20 - 40 years
  Partnership, L.P.
2301 First Avenue Limited Partnership5,476,058  64,350   5,818,269     168,173     67,523   5,983,667   6,051,190 1,319,022  1995-96
Aug. 1995                                27.5 years
Lewis Street Limited Partnership  1,600,000      7,000           0   2,750,524     10,173   2,747,351   2,757,524   512,944  1995-96
Oct. 1995                                27.5 years
Savannah Park Housing Limited       841,504          0   2,049,888   2,059,271      3,173   4,105,986   4,109,159  644,568   1995-96
Oct. 1995                                27.5 years
  Partnership
Brannon Group, L.C.               4,929,490    380,000   2,598,402   5,538,378    383,173   8,133,607   8,516,780  722,432  1995-96
Dec. 1995                                40 years
Independence Tax Credit Fund L.P. 2,510,527      1,732     339,661   6,257,152      5,123   6,593,422   6,598,545  652,938   1995-96
Dec. 1995                                20 - 40 years
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.        4,160,000    168,258           0   6,830,146     67,777   6,930,627   6,998,404  704,042   1995-96
Dec. 1995                                10 - 40 years
BK-9-A Partners L.P.              1,018,359          0   1,517,313      42,622      3,173   1,556,762   1,559,935  222,683   1995-96
Dec. 1995                                40 years
BK-10K Partners L.P.              1,160,790     11,000   1,637,762      50,286     14,176   1,684,872   1,699,048   246,597  1995-96
Dec. 1995                                40 years
Westmill Creek Associates III L.P.2,932,435     37,031   6,922,563      17,364     37,649   6,939,309   6,976,958 1,282,767  1997-98
Dec. 1996                                27.5 years
Universal Court Associates        1,650,000     31,024     279,220   4,649,206     31,642   4,927,808   4,959,450  312,950   1997-98
Apr. 1997                                20-40 years
New Zion Apartments               1,105,224     20,000   2,688,770      12,362     20,618   2,700,514   2,721,132   379,639  1997-98
Nov. 1997                                15 - 27.5 years
Dreitzer House                    4,275,000              5               0  6,722,063      623  6,721,445  6,722,068 436,649 1997-99
                              ---------------------------------------------------------------------------------------------------
Dec. 1997                                27.5 years

                              $  44,568,382 $1,230,280 $41,449,570 $43,304,037 $1,166,783 $84,817,104 $85,983,887 $11,702,991
                               ============  =========  ==========  ==========  =========  ==========  ==========  ==========

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition. (b)
Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.




                                            INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                         SCHEDULE III
                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          Partnership Property Pledged as Collateral
                                                        MARCH 31, 2001
                                                         (continued)


                                                      Cost of Property and Equipment
                                    ---------------------------------------------------------------------------
                             Accumulated Depreciation
----------------------------------------------------------------------------------------

Year Ended March 31,
-----------------------------------------------------------------------
                                         2001             2000              1999             2001              2000
                                    --------------   ---------------   ---------------  ---------------   ---------------  -----
1999

Balance at beginning of period   $85,827,948       $79,082,453       $68,905,169     $  8,939,838        $6,254,823       $3,800,117
Additions during period:
Improvements                         155,939         6,745,495        10,177,284
Depreciation expense               _________         _________         _________        2,763,153         2,685,015        2,454,706
                                                                                      -----------         ---------        ---------

Balance at close of period       $85,983,887       $85,827,948       $79,082,453      $11,702,991        $8,939,838       $6,254,823
                                  ==========        ==========        ==========       ==========         =========        =========

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