Form 10-Q
period 2001-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2001-08-01
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR
------- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               ------------    ------------
                                                 JUNE 30,        MARCH 31,
                                                   2001            2001
                                               ------------    ------------
ASSETS
Property and equipment - at cost,
  less accumulated depreciation
  of $12,392,198 and $11,702,991,
  respectively                                 $ 73,591,689    $ 74,280,896
Cash and cash equivalents                         2,531,314       2,668,404
Cash held in escrow                               4,095,490       4,157,516
Deferred costs, less accumulated
  amortization of $331,350
  and $322,573, respectively                        910,339         919,116
Other assets                                        864,274         634,381
                                               ------------    ------------

Total assets                                   $ 81,993,106    $ 82,660,313
                                               ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                               ------------    ------------
                                                 JUNE 30,        MARCH 31,
                                                   2001            2001
                                               ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                       $ 43,237,050    $ 43,278,933
  Construction loan payable                       1,289,449       1,289,449
  Accounts payable and other
   liabilities                                    4,671,066       4,517,068
  Due to local general partners and
   affiliates                                     3,151,116       3,238,956
  Due to general partner and affiliates           2,232,632       2,110,007
                                               ------------    ------------

Total liabilities                                54,581,313      54,434,413
                                               ------------    ------------

Minority interest                                 3,101,938       3,143,414
                                               ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                       24,452,884      25,217,789
  General partner                                  (143,029)       (135,303)
                                               ------------    ------------

Total partners' capital (deficit)                24,309,855     25,082,486
                                               ------------    ------------

Total liabilities and partners' capital
  (deficit)                                    $ 81,993,106    $ 82,660,313
                                               ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 -------------------------
                                    THREE MONTHS ENDED
                                          JUNE 30,
                                 -------------------------
                                     2001         2000
                                 -------------------------
Revenues
Rental income                    $ 1,599,113  $  1,495,361
Other income                          61,601        84,910
                                 -----------  ------------
Total revenues                     1,660,714     1,580,271
                                 -----------  ------------
Expenses
General and administrative           428,810       400,813
General and administrative-
  related parties (Note 2)           212,470       215,870
Repairs and maintenance              282,010       218,949
Operating                            287,988       181,117
Taxes                                 69,145        65,220
Insurance                             84,243        90,763
Financial, principally interest      379,679       381,455
Depreciation and amortization        697,984       640,728
                                 -----------  ------------
Total expenses                     2,442,329     2,194,915
                                 -----------  -----------

Net loss before minority
  interest                          (781,615)     (614,644)
Minority interest in loss
  of subsidiary partnerships           8,984        12,127
                                 -----------  ------------
Net loss                         $  (772,631) $  (602,517)
                                 ===========  ============

Limited Partners Share:
Net loss -limited partners       $  (764,905) $  (596,492)
                                 ===========  ============

Number of BACs outstanding            43,440        43,440
                                 ===========  ============

Net loss per BAC                 $    (17.61) $    (13.73)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                   ---------------------------------------
                                    LIMITED      GENERAL
                        TOTAL       PARTNERS     PARTNER
                   ---------------------------------------

Partners' capital -
  (deficit)
  April 1,  2001    $25,082,486   $25,217,789    $(135,303)

Net loss - three
  months ended
  June 30, 2001        (772,631)     (764,905)      (7,726)
                     ----------    ----------     --------

Partners' capital -
  (deficit)
  June 30, 2001     $24,309,855   $24,452,884    $(143,029)
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

                                                --------------------------
                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                --------------------------
                                                    2001          2000
                                                ------------   -----------
Cash flows from operating activities:
Net loss                                        $  (772,631)   $  (602,517)
                                                -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                       697,984        640,728
Minority interest in loss
  of subsidiaries                                    (8,984)       (12,127)
Increase (decrease) in accounts
  payable and other liabilities                     153,998        (28,343)
Increase (decrease) in cash held
  in escrow                                          31,713       (386,205)
(Increase) decrease in other assets                (229,893)       107,755
Increase in due to local general
  partners and affiliates                            36,448        134,872
Decrease in due to local general
  partners and affiliates                           (11,216)       (25,770)
Increase due to general partner
  and affiliates                                    122,625         96,260
                                                -----------    -----------
Total adjustments                                   792,675        527,170
                                                -----------    -----------
Net cash provided by (used in)
  operating activities                               20,044        (75,347)
                                                -----------    -----------

                                      6

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (Continued)

                                                --------------------------
                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                --------------------------
                                                    2001          2000
                                                ------------   -----------
Cash flows from investing activities:
Decrease in property
  and equipment                                           0          3,995
Decrease in investments
  available for sale                                      0      1,100,000
Increase (decrease) in cash held
  in escrow                                          30,313     (1,215,904)
Decrease in accounts payable
  and other liabilities                                   0        (36,611)
Decrease in due to local general
  partners and affiliates                          (100,000)      (261,279)
                                                -----------    -----------
Net cash used in investing activities               (69,687)      (409,799)
                                                -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                              0        205,291
Repayments of mortgage notes                        (41,883)       (38,696)
Decrease in due to local general
  partners and affiliates                           (13,072)             0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                 (32,492)       (33,804)
                                                -----------    -----------
Net cash (used in )provided by
  financing activities                              (87,447)       132,791
                                                -----------    -----------
Net decrease in cash and
  cash equivalents                                 (137,090)      (352,355)
Cash and cash equivalents at
  beginning of period                             2,668,404      3,327,734
                                                -----------    -----------
Cash and cash equivalents at
  end of period                                 $ 2,531,314    $ 2,975,379
                                                ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2001. All subsidiaries have fiscal quarters ending March 31, 2001. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $5,000 for the three months ended June 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000. However, the operating results for the three months ended June 30, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:


                                       THREE MONTHS ENDED
                                           JUNE 30,
                                   -----------------------
                                      2001           2000
                                   -----------------------
Partnership management fees (a)    $  95,500     $  94,033
Expense reimbursement (b)             29,625        38,346
Local administrative fee (c)          14,000        12,000
                                     -------      --------
Total general and administrative-
  General Partner                    139,125       144,379
                                     -------      --------
Property management fees incurred
  to affiliates of the subsidiary
partnerships' general partners (d)    73,345        71,491
                                     -------      --------
Total general and administrative-
  related parties                   $212,470     $ 215,870
                                     =======      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,295,000 and $1,199,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $98,819 and $96,454 for the three months ended June 30, 2001 and 2000, respectively. Of these fees $73,345 and $71,491 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

BRANNON GROUP L.C.

On April 7, 2000, Civil Action 00 Civil 2715 (JGK) was filed and, is pending in the United States District Court for the Southern District of New York. It is styled "RubinBaum LLP, Plaintiff v. Related Corporate Partners V,L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.C. were removed for breaching their fiduciary responsibilities and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants have asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgement that, inter alia, Reid and Ivan Brannon were properly removed as Managers of the Brannon Group L.C. The Brannon Defendants have asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They seek to recover unspecified compensatory and punitive damages, prejudgment and post-judgement interest, costs and attorney's fees as well as injunctive and declaratory relief. The action is set for trial on the Court's December 24, 2001 docket. The discovery deadline is October 19, 2001. Discovery has just begun. Management intends to vigorously pursue their claims against the Brannon Defendants and to vigorously defend the claims alleged against the Partnership. Given the preliminary stage of these proceedings, we can express no opinion on the likely outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships. This source of funds is available to meet obligations of the Partnership, although it does not generate a significant amount of cash to the Partnership.

The Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $1,560,000 remains to be paid to the Local Partnerships (not including approximately $297,000 being held in escrow). During the three months ended June 30, 2001, $100,000 was paid to the Local Partnership, all of which was released from escrow.

For the three months ended June 30, 2001, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $137,000 due to repayments of mortgage notes payable ($42,000), a decrease in capitalization consolidated subsidiaries attributable to minority interest ($32,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($113,000) which exceeded cash provided by operating activities ($20,000) and an increase in cash held in escrow relating to investing activities ($30,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $698,000.

During the three months ended June 30, 2001, the Partnership received approximately $500 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,295,000 and $1,199,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obliga-tions. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three months ended June 30, 2001 and 2000 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 7% for the three months ended June 30, 2001 as compared to 2000, primarily due to the rentup of one Local Partnership.

Other income decreased approximately $23,000 for the three months ended June 30, 2001 as compared to 2000, primarily due to an insurance refund received in 2000 at one Local Partnership and lower cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with an increase of approximately 4% for the three months ended June 30, 2001 as compared to 2000.

Repairs and maintenance increased approximately $63,000 for the three months ended June 30, 2001 as compared to 2000, primarily due to carpet replacement at one Local Partnership, repairs due to a water heater explosion at a second Local Partnership and renovation to the building common area at a third Local Partnership.

Operating expense increased approximately $107,000 for the three months ended June 30, 2001 as compared to 2000, primarily due to an increase in heat and gas usage at two Local Partnerships and the rentup of one Local Partnership.

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

Date:  August 1, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  August 1, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)