Form 10-Q
period 2001-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2001-10-30
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                                =============     ============
                                                SEPTEMBER 30,       MARCH 31,
                                                     2001             2001
                                                ------------      ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $13,075,045 and $11,702,991,
  respectively                                   $72,929,260       $74,280,896
Cash and cash equivalents                          1,323,630         2,668,404
Cash held in escrow                                5,299,087         4,157,516
Deferred costs, less accumulated
  amortization of $345,127
  and $322,573, respectively                         896,562           919,116
Other assets                                         850,790           634,381
                                                ------------      ------------

Total assets                                     $81,299,329       $82,660,313
                                                =============     ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                =============     ============
                                                SEPTEMBER 30,       MARCH 31,
                                                     2001             2001
                                                ------------      ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                         $43,193,663       $43,278,933
  Construction loan payable                        1,289,449         1,289,449
  Accounts payable and other
   liabilities                                     4,795,992         4,517,068
  Due to local general partners and
   affiliates                                      3,098,823         3,238,956
  Due to general partner and affiliates            2,354,397         2,110,007
                                                ------------      ------------

Total liabilities                                 54,732,324        54,434,413
                                                ------------      ------------

Minority interest                                  3,044,774         3,143,414
                                                ------------      ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                        23,673,137        25,217,789
  General partner                                   (150,906)         (135,303)
                                                ------------      ------------

Total partners' capital (deficit)                 23,522,231        25,082,486
                                                ------------      ------------

Total liabilities and partners' capital
  (deficit)                                      $81,299,329       $82,660,313
                                                =============     ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                            -------------------------  -------------------------
                                2001         2000          2001          2000
                            -------------------------  -------------------------
Revenues
Rental income               $ 1,462,830  $ 1,440,693  $ 3,061,943   $ 2,936,054
Other income                     59,031       79,561      120,632       164,471
                            -----------  -----------  -----------   -----------
Total revenues                1,521,861    1,520,254    3,182,575     3,100,525
                            -----------  -----------  -----------   -----------

Expenses
General and administrative      414,967      426,085      843,777       826,898
General and administrative-
  related parties (Note 2)      209,512      217,879      421,982       433,749
Repairs and maintenance         286,164      220,911      568,174       439,860
Operating                       148,879      169,710      436,867       350,827
Taxes                            83,889       88,916      153,034       154,136
Insurance                        88,487       84,993      172,730       175,756
Financial, principally interest 389,766      408,624      769,445       790,079
Depreciation and
  amortization                  696,624      640,323    1,394,608     1,281,051
                            -----------  -----------  -----------   -----------
Total expenses                2,318,288    2,257,441    4,760,617     4,452,356
                            -----------  -----------  -----------   -----------

Net loss before minority
  interest                     (796,427)    (737,187)  (1,578,042)   (1,351,831)
Minority interest in loss
  (income) of subsidiary
  partnerships                    8,803       (4,832)      17,787         7,295
                            -----------  -----------  -----------   -----------
Net loss                    $  (787,624) $  (742,019) $(1,560,255)  $(1,344,536)
                            ===========  ===========  ===========   ===========

Limited Partners Share:
Net loss -limited partners  $  (779,747) $  (734,599) $(1,544,652)  $(1,331,091)
                            ===========  ===========  ===========   ===========

Number of BACs
  outstanding                    43,440       43,440       43,440        43,440
                            ===========  ===========  ===========   ===========

Net loss per BAC            $    (17.95) $    (16.91) $    (35.56)  $    (30.64)
                            ===========  ===========  ===========   ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                              ================================================
                                                  LIMITED            GENERAL
                                TOTAL             PARTNERS           PARTNER
                              ------------------------------------------------
Partners' capital -
  (deficit)
  April 1,  2001             $25,082,486         $25,217,789         $(135,303)

Net loss - Six
  months ended
  September 30, 2001          (1,560,255)         (1,544,652)          (15,603)
                              ----------          ----------           -------

Partners' capital -
  (deficit)
  September 30, 2001          $23,522,231        $23,673,137        $(150,906)
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

                                                 ===============================
                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------------------------
Cash flows from
  operating activities:
Net loss                                         $(1,560,255)      $(1,344,536)
                                                 -----------       -----------
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                      1,394,608         1,281,051
Minority interest in loss of subsidiaries            (17,787)           (7,295)
Increase in accounts payable and
  other liabilities                                  278,924            63,368
Increase in cash held in escrow                     (440,378)         (481,766)
(Increase) decrease in other assets                 (216,409)           98,742
Increase in due to local general
  partners and affiliates                             23,399            57,220
Decrease in due to local general
  partners and affiliates                            (31,792)          (35,637)
Increase due to general partner
  and affiliates                                     244,390           241,172
                                                 -----------       -----------
Total adjustments                                  1,234,955         1,216,855
                                                 -----------       -----------
Net cash used in operating activities               (325,300)         (127,681)
                                                 -----------       -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                 ===============================
                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                 ------------------------------
                                                      2001              2000
                                                 ------------------------------
Cash flows from investing activities:
Increase in property
  and equipment                                      (20,418)          (88,956)
Decrease in investments
  available for sale                                       0         1,300,000
Increase in cash held
  in escrow                                         (701,193)         (435,641)
Decrease in accounts payable
  and other liabilities                                    0           (36,611)
Decrease in due to local general
  partners and affiliates                           (121,501)         (365,796)
                                                 -----------       -----------
Net cash (used in) provided by
  investing activities                              (843,112)          372,996
                                                 -----------       -----------

Cash flows from financing activities:
Proceeds from mortgage notes                               0           205,291
Repayments of mortgage notes                         (85,270)          (82,144)
Decrease in due to local general
  partners and affiliates                            (10,239)                0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                  (80,853)          (33,804)
                                                 -----------       -----------
Net cash (used in )provided by
  financing activities                              (176,362)           89,343
                                                 -----------       -----------
Net (decrease) increase in cash and
  cash equivalents                                (1,344,774)          334,658
Cash and cash equivalents at
  beginning of period                              2,668,404         3,327,734
                                                 -----------       -----------
Cash and cash equivalents at
  end of period                                  $ 1,323,630       $ 3,662,392
                                                 ===========       ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2001. All subsidiaries have fiscal quarters ending June 30, 2001. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $5,000 and $10,000 and $10,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolida-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

tion, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000. However, the operating results for the six months ended September 30, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2001 and 2000 were as follows:

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                              -----------------------    ----------------------
                                2001           2000         2001          2000
                              -----------------------    ----------------------
Partnership manage-
  ment fees (a)                $ 95,500      $ 94,033     $191,000     $188,066
Expense reimburse-
  ment (b)                       26,266        47,395       55,891       85,741
Local administrative
  fee (c)                        14,000        12,000       28,000       24,000
                               --------      --------     --------     --------
Total general and
  administrative-
  General Partner               135,766       153,428      274,891      297,807
                                -------       -------      -------      -------
Property management
  fees incurred to affiliates
  of the subsidiary
partnerships' general
  partners (d)                   73,746        64,451      147,091      135,942
                               --------      --------      -------      -------
Total general and
  administrative-related
  parties                      $209,512      $217,879     $421,982     $433,749
                               ========      ========     ========     ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,390,000 and $1,199,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $98,485 and $106,458 and $197,304 and $202,912 for the three and six months ended September 30, 2001 and 2000, respectively. Of these fees $73,746 and $64,451 and $147,091 and $135,942 were incurred to affiliates of the subsidiary partnerships' general partners.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time.

BRANNON GROUP L.C.
On April 7, 2000, Civil Action 00 Civil 2715 (JGK) was filed and, is pending in the United States District Court for the Southern District of New York. It is styled "RubinBaum LLP, Plaintiff v. Related Corporate Partners V,L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.C. were removed for breaching their fiduciary responsibilities and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants have asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgement that, inter alia, Reid and Ivan Brannon were properly removed as Managers of the Brannon Group L.C. The Brannon Defendants have asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They seek to recover unspecified compensatory and punitive damages, prejudgment and post-judgement interest, costs and attorney's fees as well as injunctive and declaratory relief. The action is not set for trial at this time. The discovery deadline is December 19, 2001. Discovery has just begun. Management intends to vigorously pursue their claims against the Brannon Defendants and to vigorously defend the claims alleged against the Partnership. Given the preliminary stage of these proceedings, the General Partner can not express any opinion on the likely outcome.

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

The Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $518,000 remains to be paid to the Local Partnerships (not including approximately $297,000 being held in escrow). During the six months ended September 30, 2001, $1,142,000 was paid to the Local Partnership, of which $100,000 was released from escrow.

For the six months ended September 30, 2001, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $1,345,000 due to repayments of mortgage notes payable ($85,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($81,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($132,000), cash used in operating activities ($325,000), an increase in property and equipment ($20,000) and an increase in cash held in escrow relating to investing activities ($701,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $1,395,000.

During the six months ended September 30, 2001, the Partnership received approximately $500 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,390,000 and $1,199,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in twenty Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten year period. If the General Partner determines that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and six months ended September 30, 2001 and 2000 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 2% and 4% for the three and six months ended September 30, 2001 as compared to 2000, primarily due to the rentup of one Local Partnership and rental rate increases.

Other income decreased approximately $21,000 and $44,000 for the three and six months ended September 30, 2001 as compared to 2000, primarily due to an insurance refund received in 2000 at one Local Partnership and lower cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with increases of approximately 1% and 3% for the three and six months ended September 30, 2001 as compared to 2000.

Repairs and maintenance increased approximately $65,000 and $128,000 for the three and six months ended September 30, 2001 as compared to 2000, primarily due to carpet replacement at one Local Partnership, repairs due to a water heater explosion at a second Local Partnership, renovation to the building common area at a third Local Partnership and painting of the apartments at a fourth Local Partnership.

Operating expense decreased approximately $21,000 and increased approximately $86,000 for the three and six months ended September 30, 2001 as compared to 2000. The decrease for the three months was primarily due to an overaccrual for utilities in the second quarter of 2000 at two Local Partnerships. The increase for the six months was primarily due to an increase in heat and gas usage at two Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings - This information is incorporated by reference to the discussion of Lewis Street L.P. and Brannon Group L.C. in commitments and contingencies contained in Item 1.

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


Date:  October 30, 2001

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President
                              (principal executive and financial officer)

Date:  October 30, 2001

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F.Hopps,
                              Treasurer
                              (principal accounting officer)