Form 10-Q
period 2001-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2002-02-11
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     DECEMBER 31,     MARCH 31,
                                            2001          2001
                                     ------------  ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $13,777,857 and $11,702,991,
  respectively                      $72,237,629   $74,280,896
Cash and cash equivalents             1,184,403     2,668,404
Cash held in escrow                   5,784,307     4,157,516
Deferred costs, less accumulated
  amortization of $354,694
  and $322,573, respectively            886,995       919,116
Other assets                            902,976       634,381
                                   ------------  ------------

Total assets                        $80,996,310   $82,660,313
                                    ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                         DECEMBER 31,     MARCH 31,
                                            2001            2001
                                          ------------  ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                 $43,101,976   $43,278,933
  Construction loan payable                1,289,449     1,289,449
  Accounts payable and other
   liabilities                             5,168,370     4,517,068
  Due to local general partners and
   affiliates                              3,087,427     3,238,956
  Due to general partner and affiliates    2,566,651     2,110,007
                                          ----------    ----------

Total liabilities                         55,213,873    54,434,413
                                          ----------    ----------

Minority interest                          3,022,184     3,143,414
                                          -----------   -----------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                22,918,778    25,217,789
  General partner                           (158,525)     (135,303)
                                          -----------   -----------

Total partners' capital (deficit)         22,760,253    25,082,486
                                          ----------    ----------

Total liabilities and partners' capital
  (deficit)                              $80,996,310   $82,660,313
                                         ===========    ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         DECEMBER 31,                  DECEMBER 31,
                                         ------------                  ------------
                                      2001           2000           2001           2000
                                     ----           ----           ----           ----
Revenues
Rental income                    $ 1,498,868    $ 1,508,234    $ 4,560,811    $ 4,444,288
Other income                          55,283         66,268        175,915        230,739
                                 -----------    -----------    -----------    -----------
Total revenues                     1,554,151      1,574,502      4,736,726      4,675,027
                                 -----------    -----------    -----------    -----------

Expenses
General and administrative           413,442        389,476      1,257,219      1,216,374
General and administrative-
  related parties (Note 2)           221,949        223,858        643,931        657,607
Repairs and maintenance              243,388        241,496        811,562        681,356
Operating                            148,226        123,161        585,093        473,988
Taxes                                 82,751         93,477        235,785        247,613
Insurance                             82,424         76,976        255,154        252,732
Financial, principally interest      417,138        444,478      1,186,583      1,234,557
Depreciation and amortization        712,379        763,243      2,106,987      2,044,294
                                 -----------    -----------    -----------    -----------
Total expenses                     2,321,697      2,356,165      7,082,314      6,808,521
                                 -----------    -----------    -----------    -----------

Net loss before minority
  interest                          (767,546)      (781,663)    (2,345,588)    (2,133,494)
Minority interest in loss
  of subsidiary
  partnerships                         5,568            447         23,355          7,742
                                 -----------    -----------    -----------    -----------
Net loss                           $(761,978)     $(781,216)   $(2,322,233)   $(2,125,752)
                                 ===========    ===========    ===========    ===========

Limited Partners Share:
Net loss -limited partners         $(754,359)     $(773,403)   $(2,299,011)   $(2,104,494)
                                 ===========    ===========    ===========    ===========

Number of BACs outstanding            43,440         43,440         43,440         43,440
                                 ===========    ===========    ===========    ===========

Net loss per BAC                  $   (17.36)    $   (17.80)    $   (52.92)    $   (48.45)
                                 ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                   LIMITED         GENERAL
                                    TOTAL          PARTNERS        PARTNER
                                    -----          --------        -------
Partners' capital -
  (deficit)
  April 1, 2001                  $ 25,082,486   $ 25,217,789   $   (135,303)

Net loss - Nine
  months ended
  December 31, 2001                (2,322,233)    (2,299,011)       (23,222)
                                 ------------   ------------   ------------

Partners' capital -
  (deficit)
  December 31, 2001               $22,760,253   $ 22,918,778   $   (158,525)
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

                                                       NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                       2001          2000
                                                       ------------------
Cash flows from operating activities:
Net loss                                           $(2,322,233)  $(2,125,752)
                                                   -----------   -----------
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                        2,106,987     2,044,294
Minority interest in loss of subsidiaries              (23,355)       (7,742)
Increase in accounts payable and
  other liabilities                                    651,302       546,543
Increase in cash held in escrow                       (868,151)     (810,549)
Increase in other assets                              (268,595)      (88,377)
Increase in due to local general
  partners and affiliates                               25,389        44,191
Decrease in due to local general
  partners and affiliates                              (45,179)            0
Increase due to general partner
  and affiliates                                       456,644       367,817
                                                   -----------   -----------
Total adjustments                                    2,035,042     2,096,177
                                                   -----------   -----------
Net cash used in operating activities                 (287,191)      (29,575)
                                                   -----------   -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                       NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                       2001          2000
                                                       ------------------
Cash flows from investing activities:
Increase in property
  and equipment                                       (31,599)       (88,956)
Decrease in investments
  available for sale                                        0      1,300,000
Increase in cash held
  in escrow                                          (758,640)      (291,514)
Decrease in accounts payable
  and other liabilities                                     0        (36,612)
Decrease in due to local general
  partners and affiliates                            (121,500)      (403,494)
                                                   -----------   -----------
Net cash (used in) provided by
  investing activities                               (911,739)       479,424
                                                   -----------   -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                0        205,291
Repayments of mortgage notes                         (176,957)      (118,862)
Decrease in due to local general
  partners and affiliates                             (10,239)             0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   (97,875)       (33,804)
                                                   -----------   -----------
Net cash (used in )provided by
  financing activities                               (285,071)        52,625
                                                   -----------   -----------
Net (decrease) increase in cash and
  cash equivalents                                 (1,484,001)       502,474
Cash and cash equivalents at
  beginning of period                               2,668,404      3,327,734
                                                   -----------   -----------
Cash and cash equivalents at
  end of period                                   $ 1,184,403    $ 3,830,208
                                                  ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2001. All subsidiaries have fiscal quarters ending September 30, 2001. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $4,000 and $14,000 and $14,000 for the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000. However, the operating results for the nine months ended December 31, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                             DECEMBER 31,        DECEMBER 31,
                                             ------------        ------------
                                            2001     2000        2001     2000
                                            ----     ----        ----     ----
Partnership manage-
  ment fees (a)                          $ 95,500  $ 94,033  $286,500  $282,099
Expense reimburse-
  ment (b)                                 33,631    42,955    89,522   128,696
Local administrative
  fee (c)                                  14,000    12,000    42,000    36,000
                                         --------  --------  --------  --------
Total general and
  administrative-
  General Partner                         143,131   148,988   418,022   446,795
                                         --------  --------  --------  --------
Property management
  fees incurred to affiliates
  of the subsidiary
  partnerships' general
  partners (d)                             78,818    74,870   225,909   210,812
                                         --------  --------  --------  --------
Total general and
  administrative-related
  parties                                $221,949  $223,858  $643,931  $657,607
                                         ========  ========  ========  ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,486,000 and $1,199,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $94,582 and $94,519 and $291,886 and $297,431 for the three and nine months ended December 31, 2001 and 2000, respectively. Of these fees $78,818 and $74,870 and $225,909 and $210,812 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies
The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

LEWIS STREET L.P.
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in a cause of action for the alleged value of work and services provided by Phase

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

Three Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940, and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time.

BRANNON GROUP L.L.C.
On April 7, 2000, Civil Action 00 Civil 2715 (JGK) was filed and, is pending in the United States District Court for the Southern District of New York. It is styled "RubinBaum LLP, Plaintiff v. Related Corporate Partners V,L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.L.C. were removed by an affiliate of the General Partner for breaching their fiduciary duties and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants have asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgement that, inter alia, Reid and Ivan Brannon were properly removed as managing members of the Brannon Group L.L.C. The Brannon Defendants have asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They seek to recover unspecified compensatory and punitive damages, prejudgment and post-judgement interest, costs and attorney's fees as well as injunctive and declaratory relief.

A settlement agreement was signed by all respective parties as of November 22, 2001. The court signed the order dismissing the case on January 23, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include interest earned on gross proceeds from its initial offering of securities which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and distributions from the operations of the Local Partnerships. These source of funds are available to meet obligations of the Partnership, although they do not generate a significant amount of cash to the Partnership.

The Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $193,000 remains to be paid to the Local Partnerships (not including approximately $297,000 being held in escrow). During the nine months ended December 31, 2001, $1,467,000 was paid to the Local Partnership, of which $100,000 was released from escrow.

For the nine months ended December 31, 2001, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $1,484,000 due to repayments of mortgage notes payable ($177,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($98,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($132,000), cash used in operating activities ($287,000), an increase in property and equipment ($32,000) and an increase in cash held in escrow relating to investing activities ($759,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $2,107,000.

During the nine months ended December 31, 2001, the Partnership received approximately $500 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,486,000 and $1,199,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and nine months ended December 31, 2001 and 2000 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% and increased approximately 3% for the three and nine months ended December 31, 2001 as compared to 2000. The decrease for the three months is due to a decrease in occupancy at three Local Partnerships. The increase for the nine months is due to the rentup of one Local Partnership and rental rate increases.

Other income decreased approximately $11,000 and $55,000 for the three and nine months ended December 31, 2001 as compared to 2000, primarily due to lower cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding repairs and maintenance, operating, and taxes remained fairly consistent with a decrease of approximately 3% and an increase of approximately 1% for the three and nine months ended December 31, 2001 as compared to 2000.

Repairs and maintenance increased approximately $130,000 for the nine months ended December 31, 2001 as compared to 2000, primarily due to carpet replacement at one Local Partnership, repairs due to a water heater explosion at a second Local Partnership, renovation to the building common area at a third Local Partnership and painting of the apartments at a fourth Local Partnership.

Operating expense increased approximately $25,000 and $111,000 for the three and nine months ended December 31, 2001 as compared to 2000, primarily due to an increase in heat and gas usage at three Local Partnerships and the rent up of a fourth Local Partnership.

Taxes decreased approximately $11,000 for the nine months ended December 31, 2001, as compared to 2000, primarily due to an overaccrual in 2000 at three Local Partnerships.

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


Date:  February 11, 2002

                   By:/s/ ALAN P. HIRMES
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  February 11, 2002

                   By:/s/ GLENN F. HOPPS
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)