Form 10-K
period 2002-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2002-06-17
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3746339
-------------------------------                          -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                           ----------
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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 41.86% of the Partnership's interests in the Local Partnerships. As of March 31, 2002, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2002, approximately $35,051,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $193,000 remains to be paid to the Local Partnerships (including approximately $297,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

Item 2. Properties.

As of March 31, 2002, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interest in the subsidiary partnership (the other 58.12% limited partnership interest is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                                            LOCAL PARTNERSHIP SCHEDULE
                                            --------------------------

                                                                              % OF UNITS OCCUPIED  AT  MAY 1,
NAME AND LOCATION                                                      --------------------------------------------
(NUMBER OF UNITS)                                  DATE ACQUIRED       2002      2001      2000      1999      1998
-----------------                                  -------------       ----      ----      ----      ----      ----
Edward Hotel Limited Partnership
  Los Angeles, CA (47)                             November 1994        91%      100%      100%      100%       98%

Pacific-East L.P.
  Brooklyn, NY (39)                                December 1994       100%      100%       97%      100%      100%

Overtown Development Group, Ltd.
  Miami, FL (65)                                   December 1994        91%       89%       79%       83%       78%

Sumpter Commons Associates, L.P.                   April 1995          100%      100%      100%       95%       95%
  Brooklyn, NY (21)

Park Housing Limited Partnership                   May 1995            100%       97%       97%      100%       93%
  Hartford, CT  (30)

Livingston Manor Urban Renewal
  Associates, L.P.                                 June 1995           100%       98%       98%       98%       96%
  New Brunswick, NJ (50)

Jefferis Square Housing Partnership L.P.           June 1995            97%      100%      100%       97%      100%
  Chester, PA (36)

2301 First Avenue Limited Partnership              August 1995         100%       98%      100%       99%       99%
  New York, NY (92)

Lewis Street L.P.                                  October 1995         91%       88%       91%       94%       97%
  Buffalo, NY (32)

Savannah Park Housing
  Limited Partnership                              October 1995         86%       84%       84%       95%       79%
  Washington, DC  (64)

Brannon Group, L.C.                                December 1995        98%       88%       (a)       76%       94%
  Leisure City, FL (80)

Mansion Court Phase II Venture                     December 1995       100%       95%       90%       95%      100%
  Philadelphia, PA (19)

Primm Place Partners, L.P.                         December 1995        94%       98%      100%       97%       97%
  St. Louis, MI (128)

BK-9-A Partners L.P.                               December 1995        91%      100%      100%      100%      100%
  Brooklyn, NY (23)

BK-10K Partners L.P.                               December 1995        90%       96%       91%       95%       81%
  Brooklyn, NY (21)

                                            LOCAL PARTNERSHIP SCHEDULE
                                            --------------------------
                                                    (continued)

                                                                              % OF UNITS OCCUPIED  AT  MAY 1,
NAME AND LOCATION                                                      --------------------------------------------
(NUMBER OF UNITS)                                  DATE ACQUIRED       2002      2001      2000      1999      1998
-----------------                                  -------------       ----      ----      ----      ----      ----
Aspen-Olive Associates
  Philadelphia, PA (22)                            October 1996        100%      100%      100%      100%      100%

West Mill Creek Associates III L.P.
  Philadelphia, PA (72)                            January 1997         99%      100%      100%       99%       99%

Universal Court Associates
  Philadelphia, PA (32)                            April 1997          100%      100%       94%      100%        0%*

New Zion Apartments
  Shreveport, LA (100)                             November 1997        88%      100%       99%       98%        0%*

Dreitzer House
  New York, NY (32)                                December 1997       100%       97%      100%        0%*       0%*

(a) As a result of prior litigation related to the Local General Partner of Brannon Group, LC occupancy rate was not provided for this year by the management agent.

*   Properties in construction phase.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General

Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2002, 2001 and 2000, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $2,935,000 has expired as of March 31, 2002. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. As of March 31, 2002, approximately $1,347,000 has been funded under the Operating Deficit Guaranty Agreements. Under the terms of the Development and Operating Deficit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased, must be prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2002, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 1, 2002, the Partnership has approximately 2,512 registered holders of an aggregate of 43,440 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

In January 2001, affiliates of Everest Properties, Inc. ("Everest") conducted a tender offer for up to 1,104.47 BACs. In connection with a prior tender offer for BACs, an affiliate of the General Partner entered into a standstill agreement dated as of April 23, 1997 (the "Standstill"), which precluded Everest from independently soliciting BACs (by tender offer or otherwise). At Everest's request, the General Partner caused its affiliate to release Everest from the Standstill for the limited purpose of permitting Everest to make its tender offer. In connection with such arrangements, Everest agreed to cover all of the Partnership's expenses with respect to processing the tender offer including mailing costs, legal fees and other administrative costs incurred by the Partnership. These reimbursements resulted in aggregate payments to the Partnership of $4,573 which are reflected as "other income" on the financial statements for Fiscal Year 2001.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                        YEAR ENDED MARCH 31,
                                    ----------------------------------------------------------------------------
OPERATIONS                               2002           2001            2000            1999            1998
----------                          ------------    ------------    ------------    ------------    ------------
Revenues                            $  6,452,014    $  6,332,726    $  5,873,889    $  5,457,954    $  4,224,259

Operating expenses                   (10,465,208)     (9,597,628)     (9,357,207)     (8,521,362)     (6,403,970)
                                     -----------     -----------     -----------     -----------     -----------

Net loss before minority interest     (4,013,194)     (3,264,902)     (3,483,318)     (3,063,408)     (2,179,711)

Minority interest in loss                670,493          21,134           9,131         (23,590)         30,346
  (income) of subsidiary             -----------     -----------     -----------     -----------     -----------
  partnerships

Net loss                            $ (3,342,701)   $ (3,243,768)   $ (3,474,187)   $ (3,086,998)   $ (2,149,365)
                                     ===========     ===========     ===========     ===========     ===========
Net loss per weighted average BAC   $     (76.18)   $     (73.93)   $     (79.18)   $     (70.35)   $     (48.98)
                                     ===========     ===========     ===========     ===========     ===========


                                                            MARCH 31,
                                -------------------------------------------------------------------
FINANCIAL POSITION                  2002          2001         2000          1999          1998
------------------              -----------   -----------   -----------   -----------   -----------
Total assets                    $78,982,075   $82,660,313   $86,067,310   $90,312,704   $85,077,315
                                 ==========    ==========    ==========    ==========    ==========

Total liabilities               $53,786,549   $54,434,413   $54,433,977   $55,319,950   $46,678,291
                                 ==========    ==========    ==========    ==========    ==========

Minority interest               $ 3,455,741   $ 3,143,414   $ 3,307,079   $ 3,192,313   $ 3,511,585
                                 ==========    ==========    ==========    ==========    ==========

Total partners' capital         $21,739,785   $25,082,486   $28,326,254   $31,800,441   $34,887,439
                                 ==========    ==========    ==========    ==========    ==========

During the year ended March 31, 2002 and 2001, total assets decreased primarily due to depreciation and a decrease in cash and cash equivalents. During the year ended March 31, 2002, total liabilities decreased primarily due to principal payments on mortgage notes and construction loan. During the year ended March 31, 2000, total assets decreased primarily due to a decrease in construction in process. The decrease in total liabilities is primarily due to principal payments on mortgage notes. During the year ended March 31, 1999, total assets increased primarily due to increases in property and equipment and construction in progress. The increase in total liabilities is primarily due to the proceeds from the mortgage notes payable and construction loans payable used to pay for the property and equipment, and construction in progress acquisitions. During the year ended March 31, 1998, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the year ended March 31, 1998, property and equipment increased approximately $18,000,000, construction in progress (decreased) approximately $(700,000), and mortgage notes increased approximately $6,000,000. For the year ended March 31, 1998, minority interest increased due to capital contributions from local general partners.

                  Selected Quarterly Financial Data (Unaudited)

                                                       QUARTER ENDED
                          ------------------------------------------------------------------------
OPERATIONS                   JUNE 30,         SEPTEMBER 30,       DECEMBER 31,         MARCH 31,
                               2001                2001               2001               2002
----------------------    ---------------    ---------------    ---------------    ---------------
Revenues                    $ 1,660,714        $ 1,521,861        $ 1,554,151        $ 1,715,288

Operating expenses           (2,442,329)        (2,318,288)        (2,321,697)        (3,382,894)
                             ----------         ----------         ----------         ----------

Loss before
  minority interest            (781,615)          (796,427)          (767,546)        (1,667,606)

Minority interest
  in loss of
  subsidiaries                    8,984              8,803              5,568            647,138
                             ----------         ----------         ----------         ----------

Net loss                    $  (772,631)       $  (787,624)       $  (761,978)       $(1,020,468)
                             ==========         ==========         ==========         ==========

Net loss per
  weighted
  average BAC               $    (17.61)       $    (17.95)       $    (17.36)       $    (23.26)
                             ==========         ==========         ==========         ==========


                                                       QUARTER ENDED
                          ------------------------------------------------------------------------
OPERATIONS                   JUNE 30,         SEPTEMBER 30,       DECEMBER 31,         MARCH 31,
                               2001                2001               2001               2002
----------------------    ---------------    ---------------    ---------------    ---------------
Revenues                    $ 1,580,271        $ 1,520,254        $ 1,574,502        $ 1,657,699

Operating expenses           (2,194,915)        (2,257,441)        (2,356,165)        (2,789,107)
                             ----------         ----------         ----------         ----------

Loss before
  minority interest            (614,644)          (737,187)          (781,663)        (1,131,408)

Minority interest
  in loss (income)
  of subsidiaries                12,127             (4,832)               447             13,392
                             ----------         ----------         ----------         ----------

Net loss                    $  (602,517)       $  (742,019)       $  (781,216)       $(1,118,016)
                             ==========         ==========         ==========         ==========
Net loss per
weighted average BAC        $    (13.73)       $    (16.91)       $    (17.80)       $    (25.47)
                             ==========         ==========         ==========         ==========

CASH DISTRIBUTIONS
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2002 and none are expected until the Partnership begins to liquidate its assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------

GENERAL
-------

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

As of March 31, 2002, the Partnership has invested approximately $35,051,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $193,000 remains to be paid to the Local Partnerships (not including approximately $297,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2002, approximately $1,466,822 was paid to Local Partnerships (of which approximately $100,000 was released from escrow). Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net decrease in the purchase price of approximately $23,000 during the year ended March 31, 2001.

During the year ended March 31, 2002, cash and cash equivalents decreased approximately $1,959,000. This decrease is due to acquisition of property and equipment ($42,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($895,000), cash used in operating activities ($936,000), repayments of construction loans ($689,000), an increase in cash held in escrow relating to investing activities ($268,000) and the net of proceeds and principal payments of mortgage loans ($110,000) which exceeded an increase in capitalization of consolidated subsidiaries attributable to minority interest $(983,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $2,727,000.

A working capital reserve had previously been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2002, all funds were used.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2002, 2001 and 2000, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $2,935,000 has expired as of March 31, 2002. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. As of March 31, 2002, approximately $1,347,000 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guaranty Agreements was negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $1,561,000 and $1,199,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Through March 31, 2002, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2002, the Partnership has not recorded or classified any property and equipment as held for sale.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years).

The net loss for the 2001, 2000 and 1999 Fiscal Years aggregated $3,342,701, $3,243,768 and $3,474,187, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,683,279, $5,682,911 and $5,444,802 Housing Tax Credits during the 2001, 2000 and 1999, tax years, respectively.

2001 VS. 2000
-------------

Rental income increased approximately 1% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

Other income increased approximately $64,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. This increase was primarily due to higher cash and cash equivalent balances earning interest in 2001 at one Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, taxes and insurance, remained fairly consistent with a decrease of approximately 1% for the 2001 Fiscal Year as compared to the 2000 Fiscal year.

General and administrative increased approximately $516,000 for the 2001 Fiscal Year as compared with the 2000 Fiscal Year. This increase was primarily due to an increase in legal costs at one Local Partnership as well as small increases at three other Local Partnerships.

Repairs and maintenance increased approximately $339,000 for the 2001 Fiscal Year as compared with the 2000 Fiscal Year. This increase was primarily due to carpet replacement at one Local Partnership, repairs due to a water heater explosion at a second Local Partnership, painting and miscellaneous repairs at a third Local Partnership and repairs to the building common area at a fourth Local Partnership.

Taxes increased approximately $40,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. This increase was primarily due to an underaccrual in 2000 at two Local Partnerships.

Insurance increased approximately $62,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. This increase was primarily due to an underaccrual during 2000 at one Local Partnership.

2000 VS. 1999
-------------
Rental income increased approximately 8% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. This increase was primarily due to the rent up of one Local Partnerships.

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

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS
---------------------------------------------------

LEWIS STREET L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in a cause of action for the alleged value of work and services provided by Phase Three Paul, for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2002 and 2001 was approximately $700,000 and $800,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $101,000, $100,000 and $98,000 for the 2001, 2000, and 1999 Fiscal Years, respectively.

BRANNON GROUP L.L.C.
--------------------
In January 2002, the parties settled Civil Action 00 Civil 2715 (JGK) which commenced on April 7, 2000, in the United States District Court for the Southern District of New York. It was styled "RubinBaum LLP, Plaintiff v. Related Corporate Partners V, L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.L.C. were removed by an affiliate of the General Partner for breaching their fiduciary duties and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgement that, inter alia, Reid and Ivan Brannon were properly removed as managing members of the Brannon Group L.L.C. The Brannon Defendants asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They sought to recover unspecified compensatory and punitive damages, prejudgment and post-judgement interest, costs and attorney's fees as well as injunctive and declaratory relief.

A settlement agreement was signed by all respective parties as of November 22, 2001, whereby payment of development fees due to the Brannons was made in accordance with the regulations. The Brannons were reinstated as managing members, who, as managing members shall cause the Company to install a comprehensive security system. The General Partner on behalf of the Partnership waived the requirement of the Brannons to place $150,000 in escrow under the Operating Deficit Guarantee. In addition, the Brannons waived 99% of their 1% of allocation of losses and tax credits with respect to Phase 3 of the Project. In addition, any advances made by related parties will be treated as voluntary loans, and be repaid out of company cash flow on a PARI PASSU basis with any payments on the development fee amount discussed above. The court signed the order dismissing the case on January 23, 2002.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                         SEQUENTIAL
                                                                            PAGE
                                                                         ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                        16

         Consolidated Balance Sheets at March 31, 2002 and 2001              65

         Consolidated Statements of Operations for the Years
         Ended March 31, 2002, 2001 and 2000                                 66

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2002, 2001 and 2000         67

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2002, 2001 and 2000                                 68

         Notes to Consolidated Financial Statements                          70

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (2001 Fiscal
Year) and twenty (2000 and 1999 Fiscal Years) subsidiary partnerships whose losses aggregated $2,428,205, $2,566,254 and $2,970,037 for the years ended March 31, 2002, 2001 and 2000, respectively, and whose assets constituted 68% and 96% of the Partnership's assets at March 31, 2002 and 2001, respectively, presented in the accompanying consolidated financial statements. The financial statements for fifteen (2001 Fiscal Year) and nineteen (2000 and 1999 Fiscal Years) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements for one (2000 and 1999 Fiscal Years) subsidiary partnership were not audited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2002

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
February 21, 2002

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
January 23, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheet of Pacific-East L.P. as of December 31, 2001, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 6, 2002

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 4, 2000

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2001 and 2000, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 29, 2002

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

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 31, 2001

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2001, and the results of its operations, changes in partners' capital (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 25, 2002

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

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2000

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 2001, and the related statements of operations and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
January 24, 2002

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

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Livingston Manor Urban Renewal Associates, L.P. for the year ended December 31, 2000, were audited by other auditors whose report, dated January 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 16, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jefferis Square Housing Partners, L.P. for the year ended December 31, 2000, were audited by other auditors, whose report, dated January 15, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

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

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 15, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
2301 First Avenue Limited Partnership

We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership, as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 2301 First Avenue Limited Partnership, as of December 31, 2000 were audited by other auditors whose report dated February 8, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership. as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2002

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

/s/ Friedman Alpren & Green LLP
New York, NY
February 3, 2000

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 25, 2002 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 25, 2002

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 31, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
Limited Partnership

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 2001, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2001, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 11, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 27, 2000

[BDO Seidman, LLP LETTERHEAD]

Independent Auditors' Report

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheets of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 2001, and the related statements of profit and loss, changes in members' capital accounts, and cash flows for the years then ended. These financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America

Our audits were made for the purpose of forming an opinion on the basic combined financial statements for the year ended December 31, 2001 taken as whole. The supplemental material presented on pages 15 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 22, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Associates

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mansion Court Phase II Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated January 28, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 18, 2002

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

[ZINER, KENNEDY & LEHAN LLP
[RBG & CO. LETTERHEAD]

Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 2001 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co.  LLP
St. Louis, Missouri
January 18, 2002

[ZINER, KENNEDY & LEHAN LLP
[RBG & CO. LETTERHEAD]

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

We conducted our audit in accordance with generally accepted auditing standards ..Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 3, 2000

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2001 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2001, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer
New York, New York
February 11, 2002

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

/s/ Raines & Fischer
New York, New York
February 9, 2000

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2001 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2001, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer
New York, New York
February 9, 2002

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

/s/ Raines & Fischer
New York, New York
February 9, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aspen-Olive Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 18, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 13, 2001

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of December 31, 2001 and 2000 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 23, 2002 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ ASHER & COMPANY, Ltd.
January 23, 2002

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

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates, as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Universal Court Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 17, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates. as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 8, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 17, 2001

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2001, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2001 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2001 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 8, 2002 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 8, 2002, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 8, 2002

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 12, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheets of Dreitzer Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2002

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

Alan S.  Chalfin
Eastchester, NY
February 4, 2000

                           INDEPENDENCE TAX CREDIT PLUS L.P. III
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                            MARCH 31,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  -------------   -------------
Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                                  $ 71,576,597    $ 74,280,896
Cash and cash equivalents (Notes 2 and 10)                              709,852       2,668,404
Cash held in escrow (Note 5)                                          5,200,566       4,157,516
Deferred costs, less accumulated amortization (Notes 2 and 6)           842,339         919,116
Other assets                                                            652,721         634,381
                                                                    -----------     -----------

Total assets                                                       $ 78,982,075    $ 82,660,313
                                                                    ===========     ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 7)                                  $ 43,168,559    $ 43,278,933
  Construction loan payable (Note 7)                                    600,000       1,289,449
  Accounts payable and other liabilities                              4,920,155       4,517,068
  Due to local general partners and affiliates (Note 8)               2,249,134       3,238,956
  Due to general partner and affiliates (Note 8)                      2,848,701       2,110,007
                                                                    -----------     -----------

Total liabilities                                                    53,786,549      54,434,413
                                                                    -----------     -----------

Minority interest (Note 2)                                            3,455,741       3,143,414
                                                                    -----------     -----------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding) (Note 1)     21,908,515      25,217,789
  General Partner                                                      (168,730)       (135,303)
                                                                    -----------     -----------

Total partners' capital (deficit)                                    21,739,785      25,082,486
                                                                    -----------     -----------

Total liabilities and partners' capital (deficit)                  $ 78,982,075    $ 82,660,313
                                                                    ===========     ===========



See accompanying notes to consolidated financial statements.

                              INDEPENDENCE TAX CREDIT PLUS L.P. III
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED MARCH 31,
                                                      ---------------------------------------------
                                                           2002            2001            2000
                                                      -------------   -------------   -------------
Revenues
Rental income                                          $  5,942,415    $  5,886,882    $  5,443,744
Other income                                                509,599         445,844         430,145
                                                        -----------     -----------     -----------

                                                          6,452,014       6,332,726       5,873,889
                                                        -----------     -----------     -----------

Expenses
General and administrative                                2,220,868       1,704,534       1,507,866
General and administrative-related parties
  (Note 8)                                                  830,348         810,324         832,455
Repairs and maintenance                                   1,322,086         982,688         943,080
Operating and other                                         930,104         865,683         754,944
Real estate taxes                                           388,868         348,716         364,313
Insurance                                                   385,804         323,471         293,964
Financial, principally interest                           1,659,965       1,752,292       1,779,791
Depreciation and amortization                             2,727,165       2,809,920       2,749,141
Cumulative effect of change in accounting
  principle - amortization of organization costs                  0               0         131,653
                                                        -----------     -----------     -----------

Total expenses                                           10,465,208       9,597,628       9,357,207
                                                        -----------     -----------     -----------

Net loss before minority interest                        (4,013,194)     (3,264,902)     (3,483,318)

Minority interest in loss of subsidiary partnerships        670,493          21,134           9,131
                                                        -----------     -----------     -----------

Net loss                                               $ (3,342,701)   $ (3,243,768)   $ (3,474,187)
                                                        ===========     ===========     ===========

Net loss - Limited Partners                            $ (3,309,274)   $ (3,211,330)   $ (3,439,445)
                                                        ===========     ===========     ===========

Number of BACs outstanding                                   43,440          43,440          43,440
                                                        ===========     ===========     ===========

Net loss per BAC                                       $     (76.18)   $     (73.93)   $     (79.18)
                                                        ===========     ===========     ===========


See accompanying notes to consolidated financial statements.


                                  INDEPENDENCE TAX CREDIT PLUS L.P. III
                                            AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                                 Limited          General
                                                                  Total          Partners         Partner
                                                               ------------    ------------    ------------
Partners' capital (deficit) -- April 1, 1999                   $ 31,800,441    $ 31,868,564    $    (68,123)

Net loss                                                         (3,474,187)     (3,439,445)        (34,742)
                                                               ------------    ------------    ------------

Partners' capital (deficit) -- March 31, 2000                    28,326,254      28,429,119        (102,865)

Net loss                                                         (3,243,768)     (3,211,330)        (32,438)
                                                               ------------    ------------    ------------

Partners' capital (deficit) -- March 31, 2001                    25,082,486      25,217,789        (135,303)

Net loss                                                         (3,342,701)     (3,309,274)        (33,427)
                                                               ------------    ------------    ------------

Partners' capital (deficit) -- March 31, 2002                  $ 21,739,785    $ 21,908,515    $   (168,730)
                                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                                  INDEPENDENCE TAX CREDIT PLUS L.P. III
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            Year Ended March 31,
                                                                  -----------------------------------------
                                                                     2002           2001           2000
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                          $(3,342,701)   $(3,243,768)   $(3,474,187)
                                                                  -----------    -----------    -----------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization                                       2,727,165      2,809,920      2,749,141
Cumulative effect of change in accounting
  principle-amortization of organization costs                              0              0        131,653
Minority interest in loss of subsidiary
  partnerships                                                       (670,493)       (21,134)        (9,131)
Loss on disposal of property and equipment                             82,315              0              0
Write-off of deferred costs                                            13,928              0              0
(Increase) decrease in assets:
Cash held in escrow                                                  (774,638)    (1,158,629)        21,592
Other assets                                                          (18,340)       (26,050)       315,980
Increase (decrease) in liabilities:
Accounts payable and other liabilities                                403,087        488,562        708,385
Due to local general partners
  and affiliates                                                       10,224         45,524         76,834
Due to local general partners
  and affiliates                                                     (105,347)       (36,997)      (137,910)
Due to general partners and affiliates                                738,694        561,691        480,440
                                                                  -----------    -----------    -----------
Total adjustments                                                   2,406,595      2,662,887      4,336,984
                                                                  -----------    -----------    -----------
Net cash (used in) provided by
  operating activities                                               (936,106)      (580,881)       862,797
                                                                  -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                                 (42,332)      (155,939)      (478,310)
Decrease in investments available for sale                                  0              0     (1,300,000)
Proceeds from investments available for sale                                0      1,300,000      1,700,000
(Increase) decrease in cash held in escrow                           (268,412)        95,980        691,871
Decrease in accounts payable and
  other liabilities                                                         0        (36,611)    (1,149,388)
Decrease in due to local general partners
  and affiliates                                                   (1,053,521)    (1,014,008)    (1,044,409)
Increase in due to local general partners
  and affiliates                                                      146,487              0         99,236
                                                                  -----------    -----------    -----------
Net cash (used in) provided by investing activities                (1,217,778)       189,422     (1,481,000)
                                                                  -----------    -----------    -----------

                                  INDEPENDENCE TAX CREDIT PLUS L.P. III
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                             (continued)

                                                                            Year Ended March 31,
                                                                  -----------------------------------------
                                                                     2002           2001           2000
                                                                  -----------    -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                          278,584        365,303        492,393
Principal payments of mortgage notes                                 (388,958)      (357,788)      (331,387)
Repayments of construction loans                                     (689,449)             0        (66,800)
Increase (decrease) in due to local general
  partners and affiliates                                              12,335        (15,240)       (13,367)
Increase in deferred costs                                                  0       (117,615)       (61,607)
Increase (decrease) in capitalization of
  consolidated subsidiaries attributable to
  minority interest                                                   982,820       (142,531)       123,897
                                                                  -----------    -----------    -----------
Net cash provided by (used in) financing
  activities                                                          195,332       (267,871)       143,129
                                                                  -----------    -----------    -----------

Net decrease in cash and cash equivalents                          (1,958,552)      (659,330)      (475,074)

Cash and cash equivalents at beginning of year                      2,668,404      3,327,734      3,802,808
                                                                  -----------    -----------    -----------

Cash and cash equivalents at end of year                          $   709,852    $ 2,668,404    $ 3,327,734
                                                                  ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                            $   807,370    $   859,352    $   995,233
                                                                  ===========    ===========    ===========

Supplemental disclosures of noncash investing and financing activities:

Construction in progress reclassified to
  property and equipment                                          $         0    $         0    $ 6,267,185

Mortgage notes payable converted from
  construction notes payable                                                0      6,745,630      3,942,105


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

As of March 31, 2002, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2002, 2001 and 2000, respectively, (the 2001, 2000 and 1999 Fiscal Years). Through the rights of the Partnership and/or affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $20,000 $22,000 and $24,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 31, 2002, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2002, the Partnership has not recorded or classified any property and equipment as held for sale.

e) Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

f) Offering Costs

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

g) Deferred Acquisition Costs

Acquisition costs and fees incurred in connection with the proposed purchase of interests in certain subsidiary partnerships have been deferred. In the event these partnerships are acquired, these amounts will be capitalized as property costs. If the subsidiary partnerships are not acquired, these amounts will be charged to operations.

h) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

i) Use of Estimates

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

CASH AND CASH EQUIVALENTS, INVESTMENTS AVAILABLE-FOR-SALE AND CASH HELD IN
ESCROW
--------------------------------------------------------------------------
The carrying amount approximates fair value.

MORTGAGE NOTES PAYABLE
----------------------
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.


                                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 MARCH 31, 2002

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:


                                                               March 31, 2002                  March 31, 2001
                                                          ------------------------       -------------------------
                                                           Carrying                        Carrying
                                                           Amount       Fair Value          Amount      Fair Value
                                                           ------       ----------          ------      ----------
Mortgage notes payable for which it is:

Practicable to estimate fair value                        $16,004,664   $13,210,492      $17,161,045   $14,520,825
Not practicable                                            27,163,895             *       26,117,888             *

Construction loans payable for which it is:

Practicable to estimate fair value                        $         0   $         0      $         0   $         0
Not Practicable                                               600,000             *        1,289,449             *

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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                           March 31,             Estimated
                                                 ----------------------------   Useful Lives
                                                    2002            2001           (Years)
                                                 ------------    -----------    -----------
Land                                             $  1,166,783    $  1,166,783           --
Building and improvements                          83,586,188      83,657,512        20-40
Furniture and fixtures                              1,190,933       1,159,592         5-12
                                                 ------------    -----------
                                                   85,943,904     85,983,887

Less: Accumulated depreciation                    (14,367,307)    (11,702,991)
                                                 ------------    -----------

                                                 $ 71,576,597    $74,280,896
                                                 ============    ===========

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2002 and 2001, respectively. In addi-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

tion, as of March 31, 2002 and 2001, building and improvements and construction in progress includes $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the local general partners and affiliates as of March 31, 2002 and 2001. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $2,664,316, $2,763,153 and $2,685,015, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                  March 31,
                                         -----------------------
                                               2002         2001
                                         ----------   ----------
Purchase price payments*                 $  297,142   $  397,142
Construction                                    436       21,371
Real estate taxes, insurance and other    3,539,896    2,765,258
Reserve for replacements                  1,363,092      973,745
                                         ----------   ----------

                                         $5,200,566   $4,157,516
                                         ==========   ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                    March 31,
                                           -----------------------------------------
                                                  2002           2001       Period
                                           -----------    -----------    -----------
Financing costs                            $ 1,227,761    $ 1,241,689             *
Less: Accumulated amortization                (385,422)      (322,573)
                                           -----------    -----------

                                           $   842,339    $   919,116
                                           ===========    ===========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2002, 2001 and 2000 amounted to $62,849, $46,767 and $64,126, respectively.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $79,000 including principal and inter-

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

est at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Annual principal payment requirements, as of March 31, 2002 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                  Amount
------------------           -----------------
2002                           $   1,733,894
2003                                 459,796
2004                                 495,356
2005                                 534,388
2006                                 571,141
Thereafter                        39,373,984
                                  ----------
                                 $43,168,559
                                 -----------

The mortgage agreements require monthly deposits to replacement reserves of approximately $16,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 2001, one subsidiary partnership has a construction loan commitment totaling approximately $1,300,000. As of December 31, 2001, such loan has an outstanding balance of approximately $600,000.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2002, 2001 and 2000, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $2,935,000 has expired as of March 31, 2002. As of March 31, 2002, approximately $1,347,000 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                        Year Ended March 31,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
Partnership management fees (a)                    $361,742   $341,497   $331,132
Expense reimbursement (b)                           120,820    178,621    140,629
Local administrative fees (d)                        61,500     55,000     48,500
                                                   --------   --------   --------

Total general and administrative-General Partner    544,062    575,118    520,261
                                                   --------   --------   --------

Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                                286,286    235,206    312,194
                                                   --------   --------   --------

Total general and administrative-related parties   $830,348   $810,324   $832,455
                                                   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,561,000 and $1,199,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(c) Property management fees incurred by Local Partnerships amounted to $458,450, $384,918 and $395,395 for the years ended March 31, 2002, 2001 and
2000, respectively. Of these fees, $286,286, $235,206 and $312,194 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                              March 31,
                                      ------------------------
                                            2002         2001
                                      ----------   ----------
Operating advances                    $   79,396   $  122,927
Development fee payable                1,871,315    2,824,836
Other capitalized costs                   16,335      116,335
Construction costs payable               146,487            0
General Partner loan payable             123,647      111,312
Management and other operating fees       11,954       63,546
                                      ----------   ----------

                                      $2,249,134   $3,238,956
                                      ==========   ==========



                                         INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                   AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    MARCH 31, 2002


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:


                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  2001           2000           1999
                                                                              -----------    -----------    -----------
Financial statement net loss                                                  $(3,342,701)   $(3,243,768)   $(3,474,187)

Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery
system utilized for income tax purposes                                          (451,799)      (415,735)      (310,093)

Differences  resulting from parent company having a different  fiscal
year for income tax and financial reporting purposes                               26,399         26,092       (183,389)

Tax exempt interest income                                                        (23,591)       (69,856)       (76,793)

Other,  including  accruals for financial  reporting  not  deductible
for tax purposes until paid                                                      (690,941)       428,469        444,315
                                                                              -----------    -----------    -----------

Net loss as shown on the  income tax  return  for the  calendar  year
ended                                                                         $(4,482,633)   $(3,274,798)   $(3,600,147)
                                                                              ===========    ===========    ===========


NOTE 10 - Commitments and Contingencies

a) Legal Proceedings

LEWIS STREET L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in a cause of action for the alleged value of work and services provided by Phase Three Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2002 and 2001 was approximately $700,000 and $800,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $101,000, $100,000 and $98,000 for the 2001, 2000, and 1999 Fiscal Years, respectively.

BRANNON GROUP L.L.C.
--------------------
In January 2002, the parties settled Civil Action 00 Civil 2715 (JGK) which commenced on April 7, 2000, in the United States District Court for the Southern District of New York. It was styled

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

"RubinBaum LLP, Plaintiff v. Related Corporate Partners V, L.P., Related Corporate SLP, L.P. (the "Related Defendants"), the Brannon Group, L.L.C., D. Reid Brannon and Ivan Brannon (the "Brannon Defendants"), Defendants, v. Independence SLP III, L.P., the Partnership and Keys 288, LLC, (the "Third Party Defendants"). The managing members of the Brannon Group L.L.C. were removed by an affiliate of the General Partner for breaching their fiduciary duties and contractual obligations. An affiliate of the General Partner was admitted as the new managing member. The Related Defendants asserted cross-claims against the Brannon Defendants for breach of fiduciary duties, breach of contract, an accounting and a declaratory judgment that, inter alia, Reid and Ivan Brannon were properly removed as managing members of the Brannon Group L.L.C. The Brannon Defendants asserted claims against the Related Defendants and the Third Party Defendants for breach of contract, breach of fiduciary duty, intentional interference with advantageous business relationships, breach of the implied covenant of good faith and fair dealing, unjust enrichment, declaratory and injunctive relief. They sought to recover unspecified compensatory and punitive damages, prejudgment and post-judgment interest, costs and attorney's fees as well as injunctive and declaratory relief.

A settlement agreement was signed by all respective parties as of November 22, 2001, whereby payment of development fees due to the Brannons was made in accordance with the regulations. The Brannons were reinstated as managing members, who, as managing members shall cause the Company to install a comprehensive security system. The General Partner on behalf of the Partnership waived the requirement of the Brannons to place $150,000 in escrow under the Operating Deficit Guarantee. In addition, the Brannons waived 99% of their 1% of allocation of losses and tax credits with respect to Phase 3 of the Project. In addition, any advances made by related parties will be treated as voluntary loans, and be repaid out of company cash flow on a PARI PASSU basis with any payments on the development fee amount discussed above. The court signed the order dismissing the case on January 23, 2002.

b) Leases

One of the subsidiary partnerships is leasing the land on which the Project is located, for a term of 50 years, which commenced in August 1996, and monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

2002                  $   28,159
2003                      21,252
2004                      21,252
2005                      21,252
2006                      21,252
Thereafter               850,080
                       ---------
                      $  963,247

As of December 31, 2001, the Partnership is currently in default on the lease agreement. For the year ended December 31, 2001, $17,387 has been paid under the terms of the lease and $6,906 remains payable.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $430,000 at March 31, 2002.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,683,279, $5,682,911 and $5,444,802 Tax Credits during the 2001, 2000 and 1999 tax years, respectively.

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

NAME                                                      POSITION
----                                                      --------
Stephen M. Ross                                           Director

Alan P. Hirmes                                            President

Stuart J. Boesky                                          Senior Vice President

Marc D. Schnitzer                                         Vice President

Denise L. Kiley                                           Vice President

Glenn F. Hopps                                            Treasurer

Teresa Wicelinski                                         Secretary

STEPHEN M. ROSS, 62, President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne

State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 39, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of June 1, 2002, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                           SEQUENTIAL
                                                                                              PAGE
                                                                                           ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                           16

         Consolidated Balance Sheets at March 31, 2002 and 2001                                 65

         Consolidated Statements of Operations for the Years Ended March 31,
         2002, 2001 and 2000                                                                    66

         Consolidated  Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March 31, 2002, 2001 and 2000                                          67

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         2002, 2001 and 2000                                                                    68

         Notes to Consolidated Financial Statements                                             70

(a) 2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

         Independent Auditors' Report                                                           91

         Schedule I - Condensed Financial Information of Registrant                             92

         Schedule III - Real Estate and Accumulated Depreciation                                95

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   EXHIBITS
         --------

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

(10A)    Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus L.P. III and
         Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                           SEQUENTIAL
                                                                                              PAGE
                                                                                           ----------
(10D)    Form of Amended and Restated Agreement of Limited Partnership of Local
         Partnerships*

(21)     Subsidiaries of the Registrant                                                         88

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

                                   SIGNATURES
                                   ----------

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                             By: RELATED INDEPENDENCE ASSOCIATES III L.P.,
                                 General Partner


                             By: RELATED INDEPENDENCE ASSOCIATES III INC.,
                                 General Partner



Date: June 14, 2002          By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 President
                                 (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   SIGNATURE                        TITLE                              DATE
----------------           ---------------------------            --------------


                           President
/s/ Alan P. Hirmes         (principal executive and
------------------         financial officer) of Related
Alan P. Hirmes             Independence Associates III Inc.       June 14, 2002



/s/ Glenn F. Hopps         Treasurer (principal
------------------         accounting officer) of Related
Glenn F. Hopps             Independence Associates III Inc.       June 14, 2002



/s/ Stephen M. Ross        Director of Related
-------------------        Independence Associates III Inc.       June 14, 2002
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 5, 2002 on page 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2001, 2000 and 1999 Fiscal Years and
Schedule III as of March 31, 2002. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2002

                       INDEPENDENCE TAX CREDIT PLUS L.P. III
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (Not Including Consolidated Subsidiary Partnerships)


                             CONDENSED BALANCE SHEETS


                                      ASSETS

                                                                    MARCH 31,
                                                            ------------------------
                                                               2002          2001
                                                            -----------   -----------

Cash and cash equivalents                                   $    28,295   $ 1,438,689
Investment in subsidiary partnerships                        24,334,698    25,570,013
Cash held in escrow                                             297,142       397,142
                                                             ----------    ----------

Total assets                                                $24,660,135   $27,405,844
                                                             ==========    ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                       $ 2,246,663   $ 1,650,979
Other liabilities                                                 4,775         5,608
                                                             ----------    ----------

Total liabilities                                             2,251,438     1,656,587

Partners' capital                                            22,408,697    25,749,257
                                                             ----------    ----------

Total liabilities and partners' capital                     $24,660,135   $27,405,844
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

                       INDEPENDENCE TAX CREDIT PLUS L.P. III
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (Not Including Consolidated Subsidiary Partnerships)


                        CONDENSED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED MARCH 31,
                                            ------------------------------------------
                                               2002           2001           2000
                                            -----------    -----------    -----------
Revenues

Interest income                             $    13,583    $    65,441    $   112,115
Other                                             4,873         42,315             50
                                             ----------     ----------     ----------

Total revenues                                   18,456        107,756        112,165
                                             ----------     ----------     ----------

Expenses

Administrative and management                   202,027        208,900         80,097
Administrative and management-
related parties                                 482,562        520,118        471,761
Amortization                                          0              0          7,500
                                             ----------     ----------     ----------

Total expenses                                  684,589        729,018        559,358
                                             ----------     ----------     ----------

Loss from operations                           (666,133)      (621,262)      (447,193)

Equity in loss of subsidiary partnerships    (2,674,427)    (2,188,646)    (2,794,082)
                                             ----------     ----------     ----------

Net loss                                    $(3,340,560)   $(2,809,908)   $(3,241,275)
                                             ==========     ==========     ==========

                               INDEPENDENCE TAX CREDIT PLUS L.P. III
                                            SCHEDULE I
                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                CONDENSED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED MARCH 31,
                                                ------------------------------------------
                                                   2002           2001           2000
                                                -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                        $(3,340,560)   $(2,809,908)   $(3,241,275)
                                                 ----------     ----------     ----------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

Amortization                                              0              0          7,500
Equity in loss of subsidiary partnerships         2,674,427      2,188,646      2,794,082
Increase (decrease) in assets:
Other assets                                              0         23,518          1,681
Increase (decrease) in liabilities:
Due to general partners and affiliates              595,684        522,317        460,890
Other liabilities                                      (833)          (759)       (13,714)
                                                 ----------     ----------     ----------

Total adjustments                                 3,269,278      2,733,722      3,250,439
                                                 ----------     ----------     ----------

Net cash (used in) provided by operating
  activities                                        (71,282)       (76,186)         9,164
                                                 ----------     ----------     ----------

Cash flows from investing activities:

Decrease in investments available-for-sale                0      1,300,000        400,000
Investment in subsidiary partnerships            (1,466,822)    (1,322,065)      (820,010)
Distributions from subsidiary partnerships           27,710         40,312        127,034
Decrease in cash held in escrow                     100,000        290,536        821,318
                                                 ----------     ----------     ----------

Net cash (used in) provided by investing
  activities                                     (1,339,112)       308,783        528,342
                                                 ----------     ----------     ----------

Net (decrease) increase in cash and
  cash equivalents                               (1,410,394)       232,597        537,506

Cash and cash equivalents, beginning of year      1,438,689      1,206,092        668,586
                                                 ----------     ----------     ----------

Cash and cash equivalents, end of year          $    28,295    $ 1,438,689    $ 1,206,092
                                                 ==========     ==========     ==========



                                           INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                     AND SUBSIDIARIES
                                                       SCHEDULE III
                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        Partnership Property Pledged as Collateral
                                                      MARCH 31, 2002


                                                        INITIAL COST TO PARTNERSHIP   COST CAPITALIZED
                                                        ---------------------------    SUBSEQUENT TO
                                                                      BUILDINGS AND     ACQUISITION:
     DESCRIPTION                          ENCUMBRANCES     LAND       IMPROVEMENTS      IMPROVEMENTS
---------------------                     ------------  -----------   -------------     ------------
Apartment Complexes

Edward Hotel Limited Partnership          $ 2,399,459   $   275,000    $   591,240       $ 2,574,454
   Los Angeles, CA
Pacific East, L.P.                          2,095,532         1,950      3,125,584           163,444
   Brooklyn, NY
Overtown Development Group, Ltd.            1,297,172        52,284      2,627,099           162,091
   Miami, FL
Sumpter Commons Associates, L.P.            1,227,597           500      1,862,916            46,663
Park Housing Limited Partnership              840,887         5,000      2,343,351            64,880
Livingston Manor Urban Renewal              3,080,000       119,988      7,047,532           610,173
   Associates, L.P.
Jefferis Square Housing                     1,900,000        55,158              0         4,606,784
   Partnership, L.P.
2301 First Avenue Limited Partnership       5,368,438        64,350      5,818,269           159,285
Lewis Street Limited Partnership            1,600,000         7,000              0         2,766,263
Savannah Park Housing Limited                 822,766             0      2,049,888         2,059,271
   Partnership
Brannon Group, L.C                          4,508,113       380,000      2,598,402         5,464,338
Independence Tax Credit Fund L.P.           2,510,527         1,732        339,661         6,257,152
   (Mansion Court Phase II Venture and
   Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                  4,065,000       168,258              0         6,830,146
BK-9-A Partners L.P.                          993,626             0      1,517,313            42,622
BK-10K Partners L.P.                        1,138,511        11,000      1,637,762            50,286
Westmill Creek Associates III L.P.          2,924,664        37,031      6,922,563            17,364
Universal Court Associates                  1,650,000        31,024        279,220         4,654,413
New Zion Apartments                         1,071,267        20,000      2,688,770            12,362
Dreitzer House                              4,275,000             5              0         6,722,063
                                           ----------    ----------     ----------        ----------

                                          $43,768,559   $ 1,230,280    $41,449,570       $43,264,054
                                           ==========    ==========     ==========        ==========


                                              GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                          -------------------------------------------------------     YEAR OF
                                                        BUILDINGS AND                ACCUMULATED   CONSTRUCTION/    DATE
     DESCRIPTION                              LAND      IMPROVEMENTS      TOTAL      DEPRECIATION   RENOVATION    ACQUIRED
---------------------                     -----------   -------------  -----------   ------------  -------------  ---------
Apartment Complexes

Edward Hotel Limited Partnership          $   281,123    $ 3,159,571   $ 3,440,694   $   722,813      1994-95     Nov. 1994
   Los Angeles, CA
Pacific East, L.P.                              8,075      3,282,903     3,290,978       964,113      1994-95     Dec. 1994
   Brooklyn, NY
Overtown Development Group, Ltd.               58,408      2,783,066     2,841,474       529,745      1994-95     Dec. 1994
   Miami, FL
Sumpter Commons Associates, L.P.                3,673      1,906,406     1,910,079       440,193      1995-96     Apr. 1995
Park Housing Limited Partnership                8,173      2,405,058     2,413,231       519,914      1995-96     May 1995
Livingston Manor Urban Renewal                123,161      7,654,532     7,777,693     1,187,852      1995-96     June 1995
   Associates, L.P.
Jefferis Square Housing                        39,347      4,622,595     4,661,942       689,597      1995-96     June 1995
   Partnership, L.P.
2301 First Avenue Limited Partnership          67,523      5,974,381     6,041,904     1,551,267      1995-96     Aug. 1995
Lewis Street Limited Partnership               10,173      2,763,090     2,773,263       619,277      1995-96     Oct. 1995
Savannah Park Housing Limited                   3,173      4,105,986     4,109,159       749,343      1995-96     Oct. 1995
   Partnership
Brannon Group, L.C                            383,173      8,059,567     8,442,740       884,549      1995-96     Dec. 1995
Independence Tax Credit Fund L.P.               5,123      6,593,422     6,598,545       831,585      1995-96     Dec. 1995
   (Mansion Court Phase II Venture and
   Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                     67,777      6,930,627     6,998,404       899,665      1995-96     Dec. 1995
BK-9-A Partners L.P.                            3,173      1,556,762     1,559,935       262,679      1995-96     Dec. 1995
BK-10K Partners L.P.                           14,176      1,684,872     1,699,048       290,637      1995-96     Dec. 1995
Westmill Creek Associates III L.P.             37,649      6,939,309     6,976,958     1,587,800      1997-98     Dec. 1996
Universal Court Associates                     31,642      4,933,015     4,964,657       442,180      1997-98     Apr. 1997
New Zion Apartments                            20,618      2,700,514     2,721,132       490,239      1997-98     Nov. 1997
Dreitzer House                                    623      6,721,445     6,722,068       703,859      1997-99     Dec. 1997
                                           ----------     ----------    ----------    ----------

                                          $ 1,166,783    $84,777,121   $85,943,904   $14,367,307
                                           ==========     ==========    ==========    ==========


                                            LIFE ON WHICH
                                           DEPRECIATION IN
                                            LATEST INCOME
                                            STATEMENTS ARE
     DESCRIPTION                            COMPUTED(a)(b)
---------------------                      ---------------
Apartment Complexes

Edward Hotel Limited Partnership           27.5 years
   Los Angeles, CA
Pacific East, L.P.                         27.5 years
   Brooklyn, NY
Overtown Development Group, Ltd.           40 years
   Miami, FL
Sumpter Commons Associates, L.P.           27.5 years
Park Housing Limited Partnership           27.5 years
Livingston Manor Urban Renewal             15-40 years
   Associates, L.P.
Jefferis Square Housing                    20 - 40 years
   Partnership, L.P.
2301 First Avenue Limited Partnership      27.5 years
Lewis Street Limited Partnership           27.5 years
Savannah Park Housing Limited              27.5 years
   Partnership
Brannon Group, L.C                         40 years
Independence Tax Credit Fund L.P.          20 - 40 years
   (Mansion Court Phase II Venture and
   Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                 10 - 40 years
BK-9-A Partners L.P.                       40 years
BK-10K Partners L.P.                       40 years
Westmill Creek Associates III L.P.         27.5 years
Universal Court Associates                 20-40 years
New Zion Apartments                        15 - 27.5 years
Dreitzer House                             27.5 years

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                                  SCHEDULE III
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   Partnership Property Pledged as Collateral
                                                 MARCH 31, 2002
                                                   (continued)

                                        COST OF PROPERTY AND EQUIPMENT                 ACCUMULATED DEPRECIATION
                                 -------------------------------------------   --------------------------------------------
                                                                   YEAR ENDED MARCH 31,
                                 ------------------------------------------------------------------------------------------
                                     2002            2001           2000           2002           2001           2000
                                 ------------    ------------   ------------   ------------   ------------   ------------
Balance at beginning of period   $ 85,983,887    $ 85,827,948   $ 79,082,453   $ 11,702,991   $  8,939,838   $  6,254,823
Additions during period:
Improvements (dispositions)           (39,983)        155,939      6,745,495
Depreciation expense                                                              2,664,316      2,763,153      2,685,015
                                  -----------     -----------    -----------    -----------    -----------    -----------

Balance at close of period       $ 85,943,904    $ 85,983,887   $ 85,827,948   $ 14,367,307   $ 11,702,991   $  8,939,838
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