Form 10-Q
period 2002-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2002-08-09
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

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
                                   (Unaudited)

                                                =============  =============
                                                   June 30,       March 31,
                                                     2002           2002
                                                -------------  -------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $15,045,912 and $14,367,307,
  respectively                                  $  70,901,664  $  71,576,597
Cash and cash equivalents                             845,811        709,852
Cash held in escrow                                 5,096,232      5,200,566
Deferred costs, less accumulated
  amortization of $400,034
  and $385,422, respectively                          827,727        842,339
Other assets                                          783,528        652,721
                                                -------------  -------------

Total assets                                    $  78,454,962  $  78,982,075
                                                =============  =============


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                =============  =============
                                                   June 30,       March 31,
                                                     2002           2002
                                                -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                        $  43,103,208  $  43,168,559
  Construction loan payable                           600,000        600,000
  Accounts payable and other
   liabilities                                      5,183,749      4,920,155
  Due to local general partners and
   affiliates                                       2,182,235      2,249,134
  Due to general partner and affiliates             3,009,371      2,848,701
                                                -------------  -------------

Total liabilities                                  54,078,563     53,786,549
                                                -------------  -------------

Minority interest                                   3,436,603      3,455,741
                                                -------------  -------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                         21,116,526     21,908,515
  General partner                                    (176,730)      (168,730)
                                                -------------- --------------

Total partners' capital (deficit)                  20,939,796     21,739,785
                                                -------------  -------------

Total liabilities and partners' capital
  (deficit)                                     $  78,454,962  $  78,982,075
                                                =============  =============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                ============================
                                                     Three Months Ended
                                                           June 30,
                                                ----------------------------
                                                     2002          2001
                                                ----------------------------

Revenues
Rental income                                   $   1,514,416  $   1,599,113
Other income                                           44,509         61,601
                                                -------------  -------------
Total revenues                                      1,558,925      1,660,714
                                                -------------  -------------

Expenses
General and administrative                            422,962        428,810
General and administrative-
  related parties (Note 2)                            212,330        212,470
Repairs and maintenance                               307,281        282,010
Operating                                             196,730        287,988
Taxes                                                  72,844         69,145
Insurance                                              84,545         84,243
Financial, principally interest                       376,669        379,679
Depreciation and amortization                         693,217        697,984
                                                -------------  -------------
Total expenses                                      2,366,578      2,442,329
                                                -------------  -------------

Net loss before minority
  interest                                           (807,653)      (781,615)
Minority interest in loss
  of subsidiary partnerships                            7,664          8,984
                                                -------------  -------------
Net loss                                        $    (799,989) $    (772,631)
                                                =============  ==============

Limited Partners Share:
Net loss -limited partners                      $    (791,989) $    (764,905)
                                                ============== ==============

Number of BACs outstanding                             43,440         43,440
                                                =============  =============

Net loss per BAC                                $      (18.23) $      (17.61)
                                                ============== ==============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)


                                ======================================
                                             Limited        General
                                 Total       Partners       Partner
                                --------------------------------------
Partners' capital -
  (deficit)
  April 1,  2002                $21,739,785  $21,908,515  $   (168,730)

Net loss - three
  months ended
  June 30, 2002                    (799,989)    (791,989)       (8,000)
                                -----------  -----------  ------------

Partners' capital -
  (deficit)
  June 30, 2002                 $20,939,796  $21,116,526  $   (176,730)
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


                                                ============================
                                                      Three Months Ended
                                                           June 30,
                                                ----------------------------
                                                     2002            2001
                                                ----------------------------
Cash flows from operating activities:
Net loss                                        $   (799,989)  $    (772,631)
                                                ------------   -------------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                        693,217         697,984
Minority interest in loss
  of subsidiaries                                     (7,664)         (8,984)
Increase in accounts
  payable and other liabilities                      263,594         153,998
Decrease in cash held
  in escrow                                          131,002          31,713
Increase in other assets                            (130,807)       (229,893)
Increase in due to local general
  partners and affiliates                             15,536          36,448
Decrease in due to local general
  partners and affiliates                             (6,438)        (11,216)
Increase due to general partner
  and affiliates                                     160,670         122,625
                                                ------------   -------------
Total adjustments                                  1,119,110         792,675
                                                ------------   -------------
Net cash provided by
  operating activities                               319,121          20,044
                                                ------------   -------------

Cash flows from investing activities:
Purchase of property
  and equipment                                       (3,672)              0
(Increase) decrease in cash held
  in escrow                                          (26,668)         30,313
Decrease in due to local general
  partners and affiliates                            (75,997)       (100,000)
                                                ------------   -------------
Net cash used in investing activities               (106,337)        (69,687)
                                                ------------   -------------


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                ============================
                                                      Three Months Ended
                                                           June 30,
                                                ----------------------------
                                                     2002            2001
                                                ----------------------------
Cash flows from financing activities:
Repayments of mortgage notes                         (65,351)        (41,883)
Decrease in due to local general
  partners and affiliates                                  0         (13,072)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                  (11,474)        (32,492)
                                                ------------    ------------
Net cash used in
  financing activities                               (76,825)        (87,447)
                                                ------------    ------------
Net increase (decrease) in cash and
  cash equivalents                                   135,959        (137,090)
Cash and cash equivalents at
  beginning of period                                709,852       2,668,404
                                                ------------    ------------
Cash and cash equivalents at
  end of period                                 $    845,811    $  2,531,314
                                                ============    ============


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2002. All subsidiaries have fiscal quarters ending March 31, 2002. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $6,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001. However, the operating results for the three months ended June 30, 2002 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                ==========================
                                                    Three Months Ended
                                                         June 30,
                                                --------------------------
                                                   2002            2001
                                                --------------------------

Partnership management fees (a)                 $     95,500   $    95,500
Expense reimbursement (b)                             39,170        29,625
Local administrative fee (c)                          15,000        14,000
                                                ------------   -----------
Total general and administrative-
  General Partner                                    149,670       139,125
                                                ------------   -----------
Property management fees incurred
  to affiliates of the subsidiary
partnerships' general partners (d)                    62,660        73,345
                                                ------------   -----------
Total general and administrative-
  related parties                               $    212,330   $   212,470
                                                ============   ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,656,000 and $1,561,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $101,308 and $98,819 for the three months ended June 30, 2002 and 2001, respectively. Of these fees $62,660 and $73,345 were incurred to affiliates of the subsidiary partnerships' general partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 30, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds is interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships. This source of funds is available to meet obligations of the Partnership, although it does not generate a significant amount of cash to the Partnership.

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $193,000 remains to be paid to the Local Partnerships (not including approximately $297,000 being held in escrow).

For the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $136,000 due to cash provided by operating activities ($319,000) which exceeded purchases of property and equipment ($4,000), an increase in cash held in escrow relating to investing activities ($27,000), a decrease in due to local general partners and affiliates relating to investing activities (76,000), repayments of mortgage notes ($65,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($11,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $693,000.

During the three months ended June 30, 2002, the Partnership received no distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,656,000 and $1,561,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Results of Operations
---------------------
The Partnership's results of operations for the three months ended June 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased by approximately 5% for the three months ended June 30, 2002 as compared to 2001, primarily due to an underaccrual of housing rent subsidies in 2000 at one local partnership.

Other income decreased approximately $17,000 for the three months ended June 30, 2002 as compared to 2001, primarily due to lower cash and cash equivalent balances earning interest at the Partnership level as well as a decrease in interest rates.

Total expenses, excluding operating, remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2002 as compared to 2001.

Operating expense decreased approximately $91,000 for the three months ended June 30, 2002 as compared to 2001, primarily due to a decrease in fuel costs at five Local Partnerships.

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

               (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

               (10B) Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships*

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 8, 2002

                             By:/s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                President
                                (principal executive and financial officer)

Date:  August 8, 2002

                             By:/s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (principal accounting officer)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/ Alan P. Hirmes

Alan P. Hirmes
Principal Executive Officer and Principal Financial Officer
August 8, 2002