Form 10-Q
period 2002-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2002-11-13
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

                                       OR

----- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                        13-3746339
---------------------------                                  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
--------------------------------------                            --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  ============      ============
                                                  September 30,       March 31,
                                                      2002              2002
                                                  ------------      ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $15,724,286 and $14,367,307,
  respectively                                     $70,237,515       $71,576,597
Cash and cash equivalents                              663,588           709,852
Cash held in escrow                                  5,384,898         5,200,566
Deferred costs, less accumulated
  amortization of $413,774
  and $385,422, respectively                           813,987           842,339
Other assets                                           580,498           652,721
                                                   -----------       -----------

Total assets                                       $77,680,486       $78,982,075
                                                   ===========       ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                  =============    =============
                                                  September 30,       March 31,
                                                       2002             2002
                                                  -------------    -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 42,991,232    $ 43,168,559
  Construction loan payable                             600,000         600,000
  Accounts payable and other
   liabilities                                        5,240,464       4,920,155
  Due to local general partners and
   affiliates                                         2,026,709       2,249,134
  Due to general partner and affiliates               3,194,766       2,848,701
                                                   ------------    ------------

Total liabilities                                    54,053,171      53,786,549
                                                   ------------    ------------

Minority interest                                     3,419,528       3,455,741
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           20,391,837      21,908,515
  General partner                                      (184,050)       (168,730)
                                                   ------------    ------------

Total partners' capital (deficit)                    20,207,787      21,739,785
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 77,680,486    $ 78,982,075
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        ==========================    ==========================
                            Three Months Ended             Six Months Ended
                               September 30,                 September 30,
                        --------------------------    --------------------------
                           2002           2001           2002           2001
                        --------------------------    --------------------------
Revenues
Rental income           $ 1,534,211    $ 1,462,830    $ 3,048,627    $ 3,061,943
Other income                 68,935         59,031        113,444        120,632
                        -----------    -----------    -----------    -----------
Total revenues            1,603,146      1,521,861      3,162,071      3,182,575
                        -----------    -----------    -----------    -----------

Expenses
General and ad-
  ministrative              402,367        414,967        825,329        843,777
General and ad-
  ministrative-
  related parties
  (Note 2)                  219,089        209,512        431,419        421,982
Repairs and
  maintenance               308,481        286,164        615,762        568,174
Operating                   151,781        148,879        348,511        436,867
Taxes                        86,658         83,889        159,502        153,034
Insurance                   103,998         88,487        188,543        172,730
Financial, princi-
  pally interest            387,742        389,766        764,411        769,445
Depreciation and
  amortization              692,114        696,624      1,385,331      1,394,608
                        -----------    -----------    -----------    -----------
Total expenses            2,352,230      2,318,288      4,718,808      4,760,617
                        -----------    -----------    -----------    -----------

Net loss before
  minority interest        (749,084)      (796,427)    (1,556,737)    (1,578,042)
Minority interest
  in loss of subsidi-
  ary partnerships           17,075          8,803         24,739         17,787
                        -----------    -----------    -----------    -----------
Net loss                $  (732,009)   $  (787,624)   $(1,531,998)   $(1,560,255)
                        ===========    ===========    ===========    ===========

Limited Partners
  Share: Net loss -
  limited partners      $  (724,689)   $  (779,747)   $(1,516,678)   $(1,544,652)
                        ===========    ===========    ===========    ===========

Number of BACs
  outstanding                43,440         43,440         43,440         43,440
                        ===========    ===========    ===========    ===========

Net loss per BAC        $    (16.68)   $    (17.95)   $    (34.91)   $    (35.56)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                               PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                               =================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               -------------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2002                $ 21,739,785      $ 21,908,515      $   (168,730)

Net loss - six
  months ended
  September 30, 2002             (1,531,998)       (1,516,678)          (15,320)
                               ------------      ------------      ------------

Partners' capital -
  (deficit)
  September 30, 2002           $ 20,207,787      $ 20,391,837      $   (184,050)
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

                                                     ===========================
                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        2002            2001
                                                     ---------------------------
Cash flows from operating activities:
Net loss                                             $(1,531,998)   $(1,560,255)
                                                     -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                          1,385,331      1,394,608
Minority interest in loss
  of subsidiaries                                        (24,739)       (17,787)
Increase in cash held
  in escrow                                              (84,379)      (440,378)
Decrease (increase) in other assets                       72,223       (216,409)
Increase in accounts
  payable and other liabilities                          320,309        278,924
Increase in due to local general
  partners and affiliates                                 18,375         23,399
Decrease in due to local general
  partners and affiliates                                (10,871)       (31,792)
Increase due to general partner
  and affiliates                                         346,065        244,390
                                                     -----------    -----------
Total adjustments                                      2,022,314      1,234,955
                                                     -----------    -----------
Net cash provided by (used in)
  operating activities                                   490,316       (325,300)
                                                     -----------    -----------

Cash flows from investing activities:
Purchase of property
  and equipment                                          (17,897)       (20,418)
Increase in cash held in escrow                          (99,953)      (701,193)
Decrease in due to local general
  partners and affiliates                               (229,929)      (121,501)
                                                     -----------    -----------
Net cash used in investing activities                   (347,779)      (843,112)
                                                     -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                     ===========================
                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        2002            2001
                                                     ---------------------------

Cash flows from financing activities:
Repayments of mortgage notes                            (177,327)       (85,270)
Decrease in due to local general
  partners and affiliates                                      0        (10,239)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                      (11,474)       (80,853)
                                                     -----------    -----------
Net cash used in
  financing activities                                  (188,801)      (176,362)
                                                     -----------    -----------
Net decrease in cash and cash
  equivalents                                            (46,264)    (1,344,774)
Cash and cash equivalents at
  beginning of period                                    709,852      2,668,404
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $   663,588    $ 1,323,630
                                                     ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2002. All subsidiaries have fiscal quarters ending June 30, 2002. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $4,000 and $9,000 and $10,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001 and its cash flows for the six months ended September 30, 2002 and 2001. However, the operating results for the six months ended September 30, 2002 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:

                                     Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      2002        2001        2002        2001
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $ 95,500    $ 95,500    $191,000    $191,000
Expense reimburse-
  ment (b)                            40,916      26,266      80,086      55,891
Local administrative
  fee (c)                             15,000      14,000      30,000      28,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partner                    151,416     135,766     301,086     274,891
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary partner-
  ships' general part-
  ners (d)                            67,673      73,746     130,333     147,091
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $219,089    $209,512    $431,419    $421,982
                                    ========    ========    ========    ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,752,000 and $1,561,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $112,912 and $98,485 and $214,220 and $197,304 for the three and six months ended September 30, 2002 and 2001, respectively. Of these fees $67,673 and $73,746 and $130,333 and $147,091 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 30, 2002.

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in cause of action 1998-755 filed in Erie County Supreme Court for the alleged value of work and services provided by

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Phase Six Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation has been vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time.

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

For the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $46,000 due to purchases of property and equipment ($18,000), an increase in cash held in escrow relating to investing activities ($100,000), a decrease in due to local general partners and affiliates relating to investing activities ($230,000), repayments of mortgage notes ($177,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($11,000) which exceeded cash provided by operating activities ($490,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $1,385,000.

During the six months ended September 30, 2002, the Partnership received no distributions from operations of the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,752,000 and $1,561,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 5% and decreased less than 1% for the three and six months ended September 30, 2002 as compared to 2001. The increase for the three months is primarily due to an increase in rental rates. The decrease for the six months is primarily due to an overaccrual of rent subsidies in 2001 at one Local Partnership.

Other income increased approximately $10,000 for the three months ended September 30, 2002 as compared to 2001, primarily due to an underaccrual of interest income in 2001 at one Local Partnership, partially offset by a decrease in 2002 in interest earned at the Partnership level and Local Partnerships due to a decrease in interest rates, as well as lower cash and cash equivalent balances earning interest at the Partnership level.

Total expenses, excluding operating and insurance, remained fairly consistent with an increase of approximately 1% for both the three and six months ended September 30, 2002 as compared to 2001.

Operating expense decreased approximately $88,000 for the six months ended September 30, 2002 as compared to 2001, primarily due to the underaccrual of utilities at two Local Partnerships in 2000.

Insurance expense increased approximately $15,000 and $15,000 for the three and six months ended September 30, 2002, as compared to 2001, primarily due to an increase in insurance premiums at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates III L.P., which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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


Date:  November 13, 2002

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President
                                   (principal executive and financial officer)

Date:  November 13, 2002

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of RIAI:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Principal Executive Officer and
                                       Principal Financial Officer
                                       November 13, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     November 13, 2002