Form 10-Q
period 2002-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2003-02-05
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2002

                                       OR

----- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                13-3746339
-------------------------------                                -----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                          --------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $16,395,404 and $14,367,307,
  respectively                                     $ 69,571,772    $ 71,576,597
Cash and cash equivalents                               635,761         709,852
Cash held in escrow                                   5,686,729       5,200,566
Deferred costs, less accumulated
  amortization of $427,946
  and $385,422, respectively                            799,815         842,339
Other assets                                            677,781         652,721
                                                   ------------    ------------

Total assets                                       $ 77,371,858    $ 78,982,075
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 42,887,895    $ 43,168,559
  Construction loan payable                             600,000         600,000
  Accounts payable and other
   liabilities                                        5,637,606       4,920,155
  Due to local general partners and
   affiliates                                         1,983,896       2,249,134
  Due to general partner and affiliates               3,348,820       2,848,701
                                                   ------------    ------------

Total liabilities                                    54,458,217      53,786,549
                                                   ------------    ------------

Minority interest                                     3,420,133       3,455,741
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           19,684,701      21,908,515
  General partner                                      (191,193)       (168,730)
                                                   ------------    ------------

Total partners' capital (deficit)                    19,493,508      21,739,785
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 77,371,858    $ 78,982,075
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  ==========================    ==========================
                                      Three Months Ended             Nine Months Ended
                                          December 31,                  December 31,
                                  --------------------------    --------------------------
                                     2002           2001           2002            2001
                                  --------------------------    --------------------------
Revenues
Rental income                     $ 1,552,561    $ 1,498,868    $ 4,601,188    $ 4,560,811
Other income                           42,027         55,283        155,471        175,915
                                  -----------    -----------    -----------    -----------
Total revenues                      1,594,588      1,554,151      4,756,659      4,736,726
                                  -----------    -----------    -----------    -----------

Expenses
General and administrative            347,066        413,442      1,187,753      1,257,219
General and administrative-
  related parties (Note 2)            205,862        221,949        637,281        643,931
Repairs and maintenance               314,189        243,388        914,593        811,562
Operating                             138,188        148,226        486,699        585,093
Taxes                                  90,405         82,751        249,907        235,785
Insurance                              99,111         82,424        287,654        255,154
Financial, principally interest       425,986        417,138      1,190,397      1,186,583
Depreciation and
  amortization                        685,290        712,379      2,070,621      2,106,987
                                  -----------    -----------    -----------    -----------
Total expenses                      2,306,097      2,321,697      7,024,905      7,082,314
                                  -----------    -----------    -----------    -----------

Net loss before minority
  interest                           (711,509)      (767,546)    (2,268,246)    (2,345,588)
Minority interest in (income)
  loss of subsidiary
  partnerships                         (2,770)         5,568         21,969         23,355
                                  -----------    -----------    -----------    -----------
Net loss                          $  (714,279)   $  (761,978)   $(2,246,277)   $(2,322,233)
                                  ===========    ===========    ===========    ===========

Limited Partners Share:
Net loss -limited partners        $  (707,136)   $  (754,359)   $(2,223,814)   $(2,299,011)
                                  ===========    ===========    ===========    ===========


Number of BACs
  outstanding                          43,440         43,440         43,440         43,440
                                  ===========    ===========    ===========    ===========

Net loss per BAC                  $    (16.28)   $    (17.36)   $    (51.19)   $    (52.92)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)



                      ============================================
                                        Limited         General
                         Total          Partners        Partner
                      --------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2002       $ 21,739,785    $ 21,908,515    $   (168,730)

Net loss - nine
  months ended
  December 31, 2002     (2,246,277)     (2,223,814)        (22,463)
                      ------------    ------------    ------------

Partners' capital -
  (deficit)
  December 31, 2002   $ 19,493,508    $ 19,684,701    $   (191,193)
                      ============    ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                     ==========================
                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                        2002            2001
                                                     --------------------------
Cash flows from operating activities:

Net loss                                             $(2,246,277)   $(2,322,233)
                                                     -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                          2,070,621      2,106,987
Minority interest in loss of subsidiaries                (21,969)       (23,355)
Increase in cash held in escrow                         (341,335)      (868,151)
Increase in accounts payable and
  other liabilities                                      717,451        651,302
Increase in other assets                                 (25,060)      (268,595)
Increase in due to local general
  partners and affiliates                                 18,375         25,389
Decrease in due to local general
  partners and affiliates                                (19,489)       (45,179)
Increase due to general partner
  and affiliates                                         500,119        456,644
                                                     -----------    -----------
Total adjustments                                      2,898,713      2,035,042
                                                     -----------    -----------
Net cash provided by (used in)
  operating activities                                   652,436       (287,191)
                                                     -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                       (23,272)       (31,599)
Increase in cash held  in escrow                        (144,828)      (758,640)
Decrease in due to local general
  partners and affiliates                               (264,124)      (121,500)
                                                     -----------    -----------
Net cash used in
  investing activities                                  (432,224)      (911,739)
                                                     -----------    -----------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                        2002            2001
                                                     --------------------------
See accompanying notes to consolidated financial
statements
Cash flows from financing activities:
Repayments of mortgage notes                            (280,664)      (176,957)
Decrease in due to local general
  partners and affiliates                                      0        (10,239)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                      (13,639)       (97,875)
                                                     -----------    -----------
Net cash used in
  financing activities                                  (294,303)      (285,071)
                                                     -----------    -----------
Net decrease in cash and
  cash equivalents                                       (74,091)    (1,484,001)
Cash and cash equivalents at
  beginning of period                                    709,852      2,668,404
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $   635,761    $ 1,184,403
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2002. All subsidiaries have fiscal quarters ending September 30, 2002. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $4,000 and $14,000 and $14,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and its cash flows for the nine months ended December 31, 2002 and 2001. However, the operating results for the nine months ended December 31, 2002 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:

                                     Three Months Ended      Nine Months Ended
                                        December 31,             December 31,
                                    --------------------    --------------------
                                      2002        2001        2002        2001
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $ 95,500    $ 95,500    $286,500    $286,500
Expense reimburse-
  ment (b)                            33,679      33,631     113,765      89,522
Local administrative
  fee (c)                             15,000      14,000      45,000      42,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partner                    144,179     143,131     445,265     418,022
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary partner-
  ships' general part-
  ners (d)                            61,683      78,818     192,016     225,909
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $205,862    $221,949    $637,281    $643,931
                                    ========    ========    ========    ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,561,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $108,889 and $94,582 and $323,109 and $291,886 for the three and nine months ended December 31, 2002 and 2001, respectively. Of these fees $61,683 and $78,818 and $192,016 and $225,909 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in cause of action 1998-755 filed in Erie County Supreme Court for the alleged value of work and services provided by Phase Six Paul for interference with contractual relations and for fraud that

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

was brought by the project's original developer. In October 2002, the Erie County Supreme Court ruled in favor of the defendant. The complainant has asked for an extension of time for his appeal as of January 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is interest earned on Gross Proceeds not otherwise invested in Local Partnerships (or held in escrow) which are invested in tax-exempt money market instruments pending final payments to Local Partnerships. This source of funds is available to meet obligations of the Partnership, although it does not generate a significant amount of cash to the Partnership.

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $193,000 remains to be paid to the Local Partnerships (not including approximately $297,000 being held in escrow).

For the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $74,000 due to purchases of property and equipment ($23,000), an increase in cash held in escrow relating to investing activities ($145,000), a decrease in due to local general partners and affiliates relating to investing activities ($264,000), repayments of mortgage notes ($281,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($14,000) which exceeded cash provided by operating activities ($652,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,071,000.

During the nine months ended December 31, 2002, the Partnership received no distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,561,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in twenty Local Partnerships, all of which have their tax credits fully in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner. The ability to transfer the tax credits would likely add to the property's present value, although such added value is included in the financial statement carrying amount.

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2002 and 2001 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 4% and 1% for the three and nine months ended December 31, 2002 as compared to 2001, primarily due to an increase in rental rates.

Other income decreased approximately $13,000 and $20,000 for the three and nine months ended December 31, 2002 as compared to 2001, primarily due to a decrease in interest earned in 2002 at the Partnership level and Local Partnerships due to a decrease in interest rates, as well as lower cash and cash equivalent balances earning interest at the Partnership level partially offset by an underaccrual of interest income in 2001 at one Local Partnership.

General and administrative decreased approximately $66,000 and $69,000 for the three and nine months ended December 31, 2002 as compared to 2001, primarily due to a decrease in legal fees at the Partnership level.

Repairs and maintenance increased approximately $71,000 and $103,000 for the three and nine months ended December 31, 2002 as compared to 2001, primarily due to carpet replacement at three Local Partnerships in 2002 and an underaccrual of repairs and maintenance in 2001 at a fourth Local Partnership.

Operating expense decreased approximately $98,000 for the nine months ended December 31, 2002 as compared to 2001, primarily due to the underaccrual of utilities at two Local Partnerships in 2000.

Insurance expense increased approximately $17,000 and $33,000 for the three and nine months ended December 31, 2002, as compared to 2001, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates III L.P., which is the general partner of the Independence Tax Credit Plus L.P. III ("Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and

Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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


Date: February 5, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (principal executive and financial officer)

Date: February 5, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Principal Executive Officer and
                                    Principal Financial Officer
                                    February 5, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal  Executive Officer and Principal  Financial Officer
     February 5, 2003