Form 10-K
period 2003-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2003-06-25
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
-------  EXCHANGE  ACT  OF  1934


For the fiscal year ended March 31, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $20,392,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1.  Business.

General
-------

Independence Tax Credit Plus L.P. III (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of Related Capital Company ("RCC").

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% other than one Local Partnership in which the Partnership's investment is 41.86%. As of March 31, 2003, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2003, approximately $35,051,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $491,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $297,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property.

Competition
-----------

The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. In addition, various other limited partnerships have, in the past, and may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees
---------

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

As of March 31, 2003, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interest in the Local Partnership (the other 58.12% limited partnership interest is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule
                           --------------------------

                                                      % of Units Occupied at May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2003   2002   2001  2000   1999
-----------------                   -------------    ----   ----   ----  ----   ----
Edward Hotel Limited Partnership

  Los Angeles, CA (47)              November 1994     91%    91%   100%  100%   100%

Pacific-East L.P.
  Brooklyn, NY (39)                 December 1994     98%   100%   100%   97%   100%

Overtown Development Group, Ltd.
  Miami, FL (65)                    December 1994     82%    91%    89%   79%    83%

Sumpter Commons Associates, L.P.    April 1995       100%   100%   100%  100%    95%
  Brooklyn, NY (21)

Park Housing Limited Partnership    May 1995          93%   100%    97%   97%   100%
  Hartford, CT  (30)

Livingston Manor Urban Renewal
  Associates, L.P.                  June 1995         98%   100%    98%   98%    98%
  New Brunswick, NJ (50)

Jefferis Square Housing
  Partnership L.P.                  June 1995        100%    97%   100%  100%    97%
  Chester, PA (36)

2301 First Avenue Limited
  Partnership                       August 1995       99%   100%    98%  100%    99%
  New York, NY (92)

Lewis Street L.P.                   October 1995     100%    91%    88%   91%    94%
  Buffalo, NY (32)

Savannah Park Housing
  Limited Partnership               October 1995      75%    86%    84%   84%    95%
  Washington, DC  (64)

Brannon Group, L.C.                 December 1995     96%    98%    88%  (a)     76%
  Leisure City, FL (80)

Mansion Court Phase II Venture      December 1995     95%   100%    95%   90%    95%
  Philadelphia, PA (19)

Primm Place Partners, L.P.          December 1995     96%    94%    98%  100%    97%
  St. Louis, MI (128)

BK-9-A Partners L.P.                December 1995     96%    91%   100%  100%   100%
  Brooklyn, NY (23)


                           Local Partnership Schedule
                           --------------------------
                                  (continued)

                                                      % of Units Occupied at May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2003   2002   2001  2000   1999
-----------------                   -------------    ----   ----   ----  ----   ----
BK-10K Partners L.P.                December 1995     95%    90%    96%   91%    95%
  Brooklyn, NY (21)

Aspen-Olive Associates
  Philadelphia, PA (22)             October 1996     100%   100%   100%  100%   100%

West Mill Creek Associates III L.P.
  Philadelphia, PA (72)             January 1997      99%    99%   100%  100%    99%

Universal Court Associates
  Philadelphia, PA (32)             April 1997        97%   100%   100%   94%   100%

New Zion Apartments
  Shreveport, LA (100)              November 1997     95%    88%   100%   99%    98%

Dreitzer House
  New York, NY (32)                 December 1997    100%   100%    97%  100%     0%*

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

Management continuously reviews the physical state of the properties and suggests to the respective general partners of the Local Partnerships ("Local General Partners") budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2003, 2002 and 2001, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $2,935,000 has expired as of March 31, 2003. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2003, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 13, 2003, the Partnership has approximately 2,519 registered holders of an aggregate of 43,440 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                          Year Ended March 31,
                              ----------------------------------------------------------------------------
OPERATIONS                        2003            2002            2001            2000            1999
----------                    ------------    ------------    ------------    ------------    ------------
Revenues                      $  6,408,871    $  6,452,014    $  6,332,726    $  5,873,889    $  5,457,954

Operating expenses              (9,886,082)    (10,465,208)     (9,597,628)     (9,357,207)     (8,521,362)
                              ------------    ------------    ------------    ------------    ------------

Net loss before minority        (3,477,211)     (4,013,194)     (3,264,902)     (3,483,318)     (3,063,408)
  interest

Minority interest in loss
  (income) of subsidiary
  partnerships                     293,278         670,493          21,134           9,131         (23,590)
                              ------------    ------------    ------------    ------------    ------------

Net loss                      $ (3,183,933)   $ (3,342,701)   $ (3,243,768)   $ (3,474,187)   $ (3,086,998)
                              ============    ============    ============    ============    ============


Net loss per weighted aver-
  age BAC                     $     (72.56)   $     (76.18)   $     (73.93)   $     (79.18)   $     (70.35)
                              ============    ============    ============    ============    ============


                                                                March 31,
                              ----------------------------------------------------------------------------
FINANCIAL POSITION                2003            2002            2001            2000            1999
------------------            ------------    ------------    ------------    ------------    ------------

Total assets                  $ 76,223,243    $ 78,982,075    $ 82,660,313    $ 86,067,310    $ 90,312,704
                              ============    ============    ============    ============    ============

Total liabilities             $ 54,524,974    $ 53,786,549    $ 54,434,413    $ 54,433,977    $ 55,319,950
                              ============    ============    ============    ============    ============

Minority interest             $  3,142,417    $  3,455,741    $  3,143,414    $  3,307,079    $  3,192,313
                              ============    ============    ============    ============    ============

Total partners' capital       $ 18,555,852    $ 21,739,785    $ 25,082,486    $ 28,326,254    $ 31,800,441
                              ============    ============    ============    ============    ============

During the year ended March 31, 2003, 2002, 2001, 2000 and 1999, respectively, total assets decreased primarily due to depreciation and a decrease in cash and cash equivalents.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2003.


                  Selected Quarterly Financial Data (Unaudited)

                                           Quarter Ended
                     --------------------------------------------------------
OPERATIONS             June 30,    September 30,   December 31,    March 31,
                         2002          2002           2002           2003
----------           -----------   -------------   -----------    -----------
Revenues             $ 1,558,925    $ 1,603,146    $ 1,594,588    $ 1,652,212

Operating ex-
  penses              (2,366,578)    (2,352,230)    (2,306,097)    (2,861,177)
                     -----------    -----------    -----------    -----------

Loss before
  minority inter-
  est                   (807,653)      (749,084)      (711,509)    (1,208,965)

Minority interest
  in loss (income)
  of subsidiaries          7,664         17,075         (2,770)       271,309
                     -----------    -----------    -----------    -----------


Net loss             $  (799,989)   $  (732,009)   $  (714,279)   $  (937,656)
                     ===========    ===========    ===========    ===========

Net loss per
  weighted
  average BAC        $    (18.23)   $    (16.68)   $    (16.28)   $    (21.37)
                     ===========    ===========    ===========    ===========


                                           Quarter Ended
                     --------------------------------------------------------
OPERATIONS             June 30,    September 30,   December 31,    March 31,
                         2001          2001           2001           2002
----------           -----------   -------------   -----------    -----------
Revenues             $ 1,660,714    $ 1,521,861    $ 1,554,151    $ 1,715,288

Operating ex-
  penses              (2,442,329)    (2,318,288)    (2,321,697)    (3,382,894)
                     -----------    -----------    -----------    -----------

Loss before
  minority inter-
  est                   (781,615)      (796,427)      (767,546)    (1,667,606)

Minority interest
  in loss of sub-
  sidiaries                8,984          8,803          5,568        647,138
                     -----------    -----------    -----------    -----------

Net loss             $  (772,631)   $  (787,624)   $  (761,978)   $(1,020,468)
                     ===========    ===========    ===========    ===========

Net loss per
  weighted
  average BAC        $    (17.61)   $    (17.95)   $    (17.36)   $    (23.26)
                     ===========    ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

The Partnership had received $43,440,000 in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $35,000,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 2003, the Partnership has invested approximately $35,051,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $491,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $297,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2003, the Partnership did not make any payments to Local Partnerships. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

During the year ended March 31, 2003, cash and cash equivalents decreased approximately $154,000. This decrease is due to acquisition of property and equipment ($41,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($292,000), an increase in cash held in escrow relating to investing activities ($465,000), principal payments of mortgage notes ($454,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest $(20,000) which exceeded cash provided by operating activities ($783,000) and proceeds from disposal of property and equipment ($336,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,758,000.

A working capital reserve had previously been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2003, all funds were used.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2003, 2002 and 2001, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $2,935,000 has expired as of March 31, 2003. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $1,892,000 and $1,561,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in twenty Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which value is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 31, 2003, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2003, the Partnership has not recorded or classified any property and equipment as held for sale.

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.


Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years).

The net loss for the 2002, 2001 and 2000 Fiscal Years aggregated $3,183,933, $3,342,701 and $3,243,768, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,683,279, $5,683,279 and $5,682,911 Housing Tax Credits during the 2002, 2001 and 2000, tax years, respectively.

2002 vs. 2001
-------------

Rental income increased approximately 4% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Other income decreased approximately $257,000 for the 2002 Fiscal Year as compared to 2001 Fiscal Year. This decrease was primarily due to a decrease in interest income earned in 2002 at the Partnership level and Local Partnerships due to a decrease in interest rates, as well as lower cash and cash equivalent balances earning interest.

General and administrative decreased approximately $457,000 for the 2002 Fiscal Year as compared to 2001 Fiscal Year. This decrease was primarily due to the settlement of legal action in 2001 at one Local Partnership as well as an overaccrual of general and administrative expenses in the 2001 Fiscal Year at a second Local Partnership.

Repairs and maintenance decreased approximately $134,000 for the 2002 Fiscal Year as compared to 2001 Fiscal Year. This decrease was primarily due to an overaccrual of repairs and maintenance in the 2001 Fiscal Year at one Local Partnership.

Insurance expense increased approximately $57,000 for the 2002 Fiscal Year as compared to 2001 Fiscal Year. This increase was primarily due to an increase in insurance premiums at the Local Partnerships.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in a cause of action for the alleged value of work and services provided by Phase Three Paul, for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will continue to be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The
Partnership's investment in Lewis Street at March 31, 2003 and 2002 was approximately $590,000 and $700,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $111,000, $101,000 and $100,000 for the 2002, 2001,
and 2000 Fiscal Years, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                               16

         Consolidated Balance Sheets at March 31, 2003 and 2002                     64

         Consolidated Statements of Operations for the Years Ended March 31,
         2003, 2002 and 2001                                                        65

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March  31, 2003, 2002 and 2001                             66

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         2003, 2002 and 2001                                                        67

         Notes to Consolidated Financial Statements                                 69

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for sixteen (2002 Fiscal
Year), fifteen (2001 Fiscal Year) and twenty (2000 Fiscal Year) subsidiary partnerships whose losses aggregated $2,266,539, $2,428,205 and $2,566,254 for the years ended March 31, 2003, 2002 and 2001, respectively, and whose assets constituted 67% and 68% of the Partnership's assets at March 31, 2003 and 2002, respectively, presented in the accompanying consolidated financial statements. The financial statements for sixteen (2002 Fiscal Year), fifteen (2001 Fiscal
Year) and nineteen (2000 Fiscal Year) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements for one (2000 Fiscal Year) subsidiary partnership was not audited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 30, 2003

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 20021 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
January 31, 2003

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

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
February 21, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheets of Pacific-East L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 3, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 16, 2001

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2002 and 2001, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 4, 2003

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

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 29, 2002

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2002, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2002, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2003

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

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 14, 2001

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT
----------------------------

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 2002, and the related statements of operations and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
January 24, 2003

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

/s/ Kostin, Ruffkess & Company, LLC
West Hartford, Connecticut
February 6, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 17, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 16, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheets of Jefferis Square Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

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

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 15, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
2301 First Avenue Limited Partnership

We have audited the accompanying balance sheets of 2301 First Avenue Limited Partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 8, 2003

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

/s/ Friedman Alpren & Green LLP
New York, NY
February 8, 2001

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 23, 2003

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 25, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
Limited Partnership

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 2002, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2002, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
April 8, 2003

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 2, 2001

[BDO Seidman, LLP LETTERHEAD]

Independent Auditors' Report

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 2002, and the related statements of profit and loss, changes in members' capital, and cash flows for the year then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2002 taken as whole. The supplemental information presented on pages 16 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 22, 2003, except for Note 9,
which is as of March 7, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America

Our audit was made for the purpose of forming an opinion on the basic combined financial statements for the year ended December 31, 2001 taken as whole. The supplemental material presented on pages 15 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 22, 2002

[BDO Seidman, LLP LETTERHEAD]

Independent Auditors' Report

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have  audited  the  accompanying  balance  sheets of Brannon  Group,  L.C. (A
Limited Liability Company) as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in members' capital accounts, and cash flows for the years then ended. These financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
July 12, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Mansion Court Phase II Venture as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

[RUBIN BROWN GORNSTEIN & CO. LLP]
[RBG & CO.  LETTERHEAD]

Independent Auditors' Report

Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., a Missouri limited partnership, as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co.  LLP
St. Louis, Missouri
January 17, 2003

[ZINER, KENNEDY & LEHAN LLP]
[RBG & CO.  LETTERHEAD]

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

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2002 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2002, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer
New York, New York
February 7, 2003

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

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2002 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2002, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer
New York, New York
February 5, 2003

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

/s/ Raines & Fischer
New York, New York
February 6, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheets of Aspen-Olive Associates as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 17, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 13, 2001

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of December 31, 2002 and 2001 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of
December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2003 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
January 15, 2003

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

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
January 23, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Universal Court Associates

We have audited the accompanying balance sheets of Universal Court Associates, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates. as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 17, 2001

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2002, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2002 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2002 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 2003 on our consideration of New Zion Apartments Limited Partnership's internal control, and on our tests on its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 2003

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W.  Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 16, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheets of Dreitzer Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 8, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2002

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            March 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ------------    ------------
Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                                 $ 68,534,177    $ 71,576,597
Cash and cash equivalents (Notes 2 and 10)                             556,259         709,852
Cash held in escrow (Note 5)                                         5,693,717       5,200,566
Deferred costs, less accumulated amortization (Notes 2 and 6)          784,581         842,339
Other assets                                                           654,509         652,721
                                                                  ------------    ------------

Total assets                                                      $ 76,223,243    $ 78,982,075
                                                                  ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 7)                                 $ 42,714,124    $ 43,168,559
  Construction loan payable (Note 7)                                   600,000         600,000
  Accounts payable and other liabilities                             5,809,239       4,920,155
  Due to local general partners and affiliates (Note 8)              1,931,043       2,249,134
  Due to general partner and affiliates (Note 8)                     3,470,568       2,848,701
                                                                  ------------    ------------

Total liabilities                                                   54,524,974      53,786,549
                                                                  ------------    ------------

Minority interest (Note 2)                                           3,142,417       3,455,741
                                                                  ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding)(Note 1)     18,756,421      21,908,515
  General Partner                                                     (200,569)       (168,730)
                                                                  ------------    ------------

Total partners' capital (deficit)                                   18,555,852      21,739,785
                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                 $ 76,223,243    $ 78,982,075
                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended March 31,
                                                       --------------------------------------------
                                                           2003            2002            2001
                                                       ------------    ------------    ------------
Revenues
Rental income                                          $  6,156,602    $  5,942,415    $  5,886,882
Other income                                                252,269         509,599         445,844
                                                       ------------    ------------    ------------

                                                          6,408,871       6,452,014       6,332,726
                                                       ------------    ------------    ------------

Expenses
General and administrative                                1,764,159       2,220,868       1,704,534
General and administrative-related parties
  (Note 8)                                                  788,862         830,348         810,324
Repairs and maintenance                                   1,188,564       1,322,086         982,688
Operating and other                                         870,006         930,104         865,683
Real estate taxes                                           358,973         388,868         348,716
Insurance                                                   442,874         385,804         323,471
Financial, principally interest                           1,714,331       1,659,965       1,752,292
Depreciation and amortization                             2,758,313       2,727,165       2,809,920
                                                       ------------    ------------    ------------


Total expenses                                            9,886,082      10,465,208       9,597,628
                                                       ------------    ------------    ------------

Net loss before minority interest                        (3,477,211)     (4,013,194)     (3,264,902)

Minority interest in loss of subsidiary partnerships        293,278         670,493          21,134
                                                       ------------    ------------    ------------

Net loss                                               $ (3,183,933)   $ (3,342,701)   $ (3,243,768)
                                                       ============    ============    ============

Net loss - Limited Partners                            $ (3,152,094)   $ (3,309,274)   $ (3,211,330)
                                                       ============    ============    ============

Number of BACs outstanding                                   43,440          43,440          43,440
                                                       ============    ============    ============

Net loss per BAC                                       $     (72.56)   $     (76.18)   $     (73.93)
                                                       ============    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                  Limited          General
                                                   Total          Partners         Partner
                                                ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2000     $ 28,326,254    $ 28,429,119    $   (102,865)

Net loss                                          (3,243,768)     (3,211,330)        (32,438)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2001      25,082,486      25,217,789        (135,303)

Net loss                                          (3,342,701)     (3,309,274)        (33,427)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2002      21,739,785      21,908,515        (168,730)

Net loss                                          (3,183,933)     (3,152,094)        (31,839)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003    $ 18,555,852    $ 18,756,421    $   (200,569)
                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                Year Ended March 31,
                                                     -----------------------------------------
                                                        2003            2002           2001
                                                     -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                             $(3,183,933)   $(3,342,701)   $(3,243,768)
                                                     -----------    -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                          2,758,313      2,727,165      2,809,920
Minority interest in loss of subsidiary
  partnerships                                          (293,278)      (670,493)       (21,134)
Loss on disposal of property and equipment                47,532         82,315              0
Write-off of deferred costs                                    0         13,928              0
(Increase) decrease in assets:
Cash held in escrow                                      (28,552)      (774,638)    (1,158,629)
Other assets                                              (1,788)       (18,340)       (26,050)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                   889,084        403,087        488,562
Due to local general partners
  and affiliates                                          50,629         10,224         45,524
Due to local general partners
  and affiliates                                         (76,702)      (105,347)       (36,997)
Due to general partners and affiliates                   621,867        738,694        561,691
                                                     -----------    -----------    -----------

Total adjustments                                      3,967,105      2,406,595      2,662,887
                                                     -----------    -----------    -----------

Net cash provided by (used in)
  operating activities                                   783,172       (936,106)      (580,881)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                    (41,219)       (42,332)      (155,939)
Proceeds from disposal of property and
  equipment                                              335,552              0              0
Proceeds from investments available for sale                   0              0      1,300,000
(Increase) decrease in cash held in escrow              (464,599)      (268,412)        95,980
Decrease in accounts payable and
  other liabilities                                            0              0        (36,611)
Decrease in due to local general partners
  and affiliates                                        (325,647)    (1,053,521)    (1,014,008)
Increase in due to local general partners
  and affiliates                                           8,056        146,487              0
                                                     -----------    -----------    -----------

Net cash (used in) provided by investing
  activities                                            (487,857)    (1,217,778)       189,422
                                                     -----------    -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                Year Ended March 31,
                                                     -----------------------------------------
                                                        2003            2002           2001
                                                     -----------    -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                   0        278,584        365,303
Principal payments of mortgage notes                    (454,435)      (388,958)      (357,788)
Repayments of construction loans                               0       (689,449)             0
Increase (decrease) in due to local general
  partners and affiliates                                 25,573         12,335        (15,240)
Increase in deferred costs                                     0              0       (117,615)
(Decrease) increase in capitalization of
  consolidated subsidiaries attributable to
  minority interest                                      (20,046)       982,820       (142,531)
                                                     -----------    -----------    -----------

Net cash (used in) provided by financing
  activities                                            (448,908)       195,332       (267,871)
                                                     -----------    -----------    -----------

Net decrease in cash and cash equivalents               (153,593)    (1,958,552)      (659,330)

Cash and cash equivalents at beginning of year           709,852      2,668,404      3,327,734
                                                     -----------    -----------    -----------

Cash and cash equivalents at end of year             $   556,259    $   709,852    $ 2,668,404
                                                     ===========    ===========    ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest               $   807,554    $   807,370    $   859,352
                                                     ===========    ===========    ===========

Supplemental disclosure of noncash investing and financing activities:

Mortgage notes payable converted from
  construction notes payable                         $         0    $         0    $ 6,745,630

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

As of March 31, 2003, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest in the Partnership. As of the termination of the offering on May 9, 1995, the Partnership had received $43,440,000 of gross proceeds of the Offering (the "Gross Proceeds") from 2,810 investors ("BACs holders").

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2003, 2002 and 2001, respectively, (the 2002, 2001 and 2000 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $18,000, $20,000 and $22,000 for the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 2003, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2003, the Partnership has not recorded or classified any property and equipment as held for sale.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

f) Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

g) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

h) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i) New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.


NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and  Cash  Equivalents,  Investments  Available-for-Sale  and Cash  Held in
--------------------------------------------------------------------------------
Escrow
------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                    March 31, 2003              March 31, 2002
                                              -------------------------   -------------------------
                                               Carrying                    Carrying
                                                Amount      Fair Value      Amount      Fair Value
                                              -----------   -----------   -----------   -----------
Mortgage notes payable for
which it is:

Practicable to estimate fair value            $13,386,179   $12,812,966   $16,004,664   $13,210,492
Not practicable                                29,327,945             *    27,163,895             *

Construction loans payable for
which it is:

Practicable to estimate fair value            $         0   $         0   $         0   $         0
Not Practicable                                   600,000             *       600,000             *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

Management believes it is not practical to estimate the fair value of due to local and general partners and affiliates because market information on such unique loans are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                           March 31,               Estimated
                                 ----------------------------    Usefule Lives
                                     2003            2002           (Years)
                                 ------------    ------------    -------------
Land                             $  1,166,783    $  1,166,783         -
Building and improvements          83,170,492      83,586,188       20-40
Furniture and fixtures              1,214,985       1,190,933        5-12
                                 ------------    ------------
                                   85,552,260     85,943,904

Less: Accumulated depreciation    (17,018,083)    (14,367,307)
                                 ------------    ------------

                                 $ 68,534,177    $ 71,576,597
                                 ============    ============

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2003 and

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

2002, respectively. In addition, as of March 31, 2003 and 2002, building and improvements and construction in progress includes $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the local general partners and affiliates as of March 31, 2003 and 2002. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $2,700,555, $2,664,316 and $2,763,153, respectively.

During the year ended March 31, 2003, $49,779 of accumulated depreciation was written off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                               March 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
Purchase price payments*                              $  297,142      $  297,142
Construction                                                 436             436
Real estate taxes, insurance and other                 3,568,448       3,539,896
Reserve for replacements                               1,827,691       1,363,092
                                                      ----------      ----------

                                                      $5,693,717      $5,200,566
                                                      ==========      ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                March 31,
                                       --------------------------
                                           2003           2002        Period
                                       -----------    -----------    -----------
Financing costs                        $ 1,227,761    $ 1,227,761        *
Less: Accumulated amortization            (443,180)      (385,422)
                                       -----------    -----------

                                       $   784,581    $   842,339
                                       ===========    ===========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2003, 2002 and 2001 amounted to $57,758, $62,849 and $46,767, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $81,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Annual principal payment requirements, as of March 31, 2003 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                     Amount
------------------                  -----------
2003                                $   560,625
2004                                    501,986
2005                                    541,628
2006                                    507,419
2007                                    552,695
Thereafter                           40,049,771
                                    -----------

                                    $42,714,124
                                    ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $21,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 2002, one subsidiary partnership had a construction loan commitment totaling approximately $1,300,000. As of December 31, 2002, such loan had an outstanding balance of approximately $600,000. On March 7, 2003, the subsidiary partnership executed a commitment letter with its existing lender to extend the maturity date of the loan to January 1, 2011.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2003, 2002 and 2001, the gross amounts of the Operating Deficit Guarantees aggregate

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


approximately $5,129,000, of which $3,073,000 has expired as of March 31, 2003. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2003, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provision of FASB Interpretation No. 45 would have on the Partnership's future financial position or results of operations.

B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                         Year Ended March 31,
                                                   ------------------------------
                                                     2003       2002       2001
                                                   --------   --------   --------
Partnership management fees (a)                    $331,132   $361,742   $341,497
Expense reimbursement (b)                           149,036    120,820    178,621
Local administrative fees (d)                        65,500     61,500     55,000
                                                   --------   --------   --------

Total general and administrative-General Partner    545,668    544,062    575,118
                                                   --------   --------   --------

Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                                243,194    286,286    235,206
                                                   --------   --------   --------

Total general and administrative-related parties   $788,862   $830,348   $810,324
                                                   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,892,000 and $1,561,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships amounted to $438,586, $458,450 and $384,918 for the years ended March 31, 2003, 2002 and
2001, respectively. Of these fees, $243,194, $286,286 and $235,206 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                              March 31,
                                                    ----------------------------
                                                       2003              2002
                                                    ----------        ----------
Operating advances                                  $   39,654        $   79,396
Development fee payable                              1,545,668         1,871,315
Other capitalized costs                                 16,335            16,335
Construction costs payable                             154,543           146,487
General Partner loan payable                           149,220           123,647
Management and other operating fees                     25,623            11,954
                                                    ----------        ----------

                                                    $1,931,043        $2,249,134
                                                    ==========        ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                         For the Year Ended December 31,
                                                    -----------------------------------------
                                                       2002            2001           2000
                                                    -----------    -----------    -----------
Financial statement net loss                        $(3,183,933)   $(3,342,701)   $(3,243,768)

Differences between depreciation and amortiza-
tion expense records for financial reporting
purposes and the accelerated costs recovery
system utilized for income tax purposes                (302,859)      (451,799)      (415,735)

Differences resulting from parent company
having a different fiscal year for income tax and
financial reporting purposes                            (27,154)        26,399         26,092

Tax exempt interest income                                    0        (23,591)       (69,856)

Other, including accruals for financial reporting
not deductible for tax purposes until paid              147,826       (690,941)       428,469
                                                    -----------    -----------    -----------

Net loss as shown on the income tax return for
the calendar year ended                             $(3,366,120)   $(4,482,633)   $(3,274,798)
                                                    ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a) Legal Proceedings

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in a cause of action for the alleged value of work and services provided by Phase Three Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will continue to be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time. The Partnership's investment in Lewis Street at March 31, 2003 and 2002 was approximately $590,000 and $700,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $111,000, $101,000 and $100,000 for the 2002, 2001, and 2000 Fiscal Years,
respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

b) Leases

One of the subsidiary partnerships is leasing the land on which its apartment complex is located, for a term of 50 years, which commenced in August 1996, and monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

2003                        $   36,587
2004                            21,252
2005                            21,252
2006                            21,252
2007                            21,252
Thereafter                     828,828
                            ----------
                            $  950,423
                            ==========

As of December 31, 2002, the subsidiary partnership was in default on the lease agreement. For the year ended December 31, 2002, $12,823 has been paid under the terms of the lease and $15,335 remains payable.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $77,000 at March 31, 2003.

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,683,279, $5,683,279 and $5,682,911 Tax Credits during the 2002, 2001 and 2000 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner.

In December 2002, Charter Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partner of the General Partner. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partner will not change.

Certain information concerning the directors and executive officers of RIAI III, the sole general partner of the General Partner, is set forth below.

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 63, the President, a Director and a shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P ("TRCLP"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of TRCLP in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 40, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of June 2, 2003, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

Item 13. Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

Item 14.  Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc., the general partner of Related Independence Associates III L.P., which is the general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                               16

         Consolidated Balance Sheets at March 31, 2003 and 2002                     64

         Consolidated Statements of Operations for the Years Ended March 31,
         2003, 2002 and 2001                                                        65

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March  31, 2003, 2002 and 2001                             66

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         2003, 2002 and 2001                                                        67

         Notes to Consolidated Financial Statements                                 69

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------
         Independent Auditors' Report                                               92

         Schedule I - Condensed Financial Information of Registrant                 93

         Schedule III - Real Estate and Accumulated Depreciation                    96

         All other schedules have been omitted because they are not required or because the required information is contained in the financial state-ments or notes thereto.

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

(3C)     Certificate of Limited Partnership of Independence Tax Credit Plus
         L.P. III as filed on December 23, 1993*

(10A)    Form of Subscription Agreement attached to the Prospectus as Exhibit
         B**

(10B)    Escrow Agreement between Independence Tax Credit Plus L.P. III and
         Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(10D)    Form of Amended and Restated
         Agreement of Limited Partnership  of
         Local Partnerships*

(21)     Subsidiaries of the Registrant                                             86

         *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on
         Form S-11 {Registration No. 33-37704}

         **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No.8 to the Registration Statement on
         Form S-11 {Registration No. 33-37704}

99.1     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002.                          91

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                             By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner


                                  By: RELATED INDEPENDENCE ASSOCIATES III INC.,
                                      General Partner



Date: June 25, 2003          By:  /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  President
                                  (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                         Title                          Date
-------------------     ----------------------------------      -------------


                        President
/s/ Alan P. Hirmes      (principal executive and
------------------      financial officer) of Related
Alan P. Hirmes          Independence  Associates  III Inc.      June 25, 2003






/s/ Glenn F. Hopps      Treasurer (principal
------------------      accounting officer) of Related
Glenn F. Hopps          Independence Associates III Inc.        June 25, 2003





/s/ Stephen M. Ross
-------------------     Director of Related
Stephen M. Ross         Independence  Associates  III Inc.      June 25, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me, by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

         c)  presented  in  this  annual   report  my   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         Partnership's auditors and to the board of directors of RIAI:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer
                               June 25, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related
Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 25, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated May 30, 2003 on page 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and
Schedule III as of March 31, 2003. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 30, 2003

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      March 31,
                                              -------------------------
                                                  2003          2002
                                              -----------   -----------
Cash and cash equivalents                     $    35,268   $    28,295
Investment in subsidiary partnerships          21,998,761    24,334,698
Cash held in escrow                               297,142       297,142
                                              -----------   -----------

Total assets                                  $22,331,171   $24,660,135
                                              ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates         $ 2,820,240   $ 2,246,663
Other liabilities                                   9,556         4,775
                                              -----------   -----------

Total liabilities                               2,829,796     2,251,438

Partners' capital                              19,501,375    22,408,697
                                              -----------   -----------

Total liabilities and partners' capital       $22,331,171   $24,660,135
                                              ===========   ===========

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Year Ended March 31,
                                            -----------------------------------------
                                                2003           2002           2001
                                            -----------    -----------    -----------
Revenues

Interest income                             $         0    $    13,583    $    65,441
Other                                               350          4,873         42,315
                                            -----------    -----------    -----------

Total revenues                                      350         18,456        107,756
                                            -----------    -----------    -----------

Expenses

Administrative and management                   119,553        202,027        208,900
Administrative and management-
  related parties                               480,168        482,562        520,118
                                            -----------    -----------    -----------

Total expenses                                  599,721        684,589        729,018
                                            -----------    -----------    -----------

Loss from operations                           (599,371)      (666,133)      (621,262)

Equity in loss of subsidiary partnerships    (2,307,951)    (2,674,427)    (2,188,646)
                                            -----------    -----------    -----------

Net loss                                    $(2,907,322)   $(3,340,560)   $(2,809,908)
                                            ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Year Ended March 31,
                                                -----------------------------------------
                                                    2003           2002           2001
                                                -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                        $(2,907,322)   $(3,340,560)   $(2,809,908)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships         2,307,951      2,674,427      2,188,646
(Increase) decrease in assets:
Other assets                                              0              0         23,518

Increase (decrease) in liabilities:
Due to general partners and affiliates              573,577        595,684        522,317
Other liabilities                                     4,781           (833)          (759)
                                                -----------    -----------    -----------

Total adjustments                                 2,886,309      3,269,278      2,733,722
                                                -----------    -----------    -----------

Net cash used in operating
  activities                                        (21,013)       (71,282)       (76,186)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Decrease in investments available-for-sale                0              0      1,300,000
Investment in subsidiary partnerships                     0     (1,466,822)    (1,322,065)
Distributions from subsidiary partnerships           27,986         27,710         40,312
Decrease in cash held in escrow                           0        100,000        290,536
                                                -----------    -----------    -----------

Net cash provided by (used in) investing
  activities                                         27,986     (1,339,112)       308,783
                                                -----------    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                    6,973     (1,410,394)       232,597

Cash and cash equivalents, beginning of year         28,295      1,438,689      1,206,092
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $    35,268    $    28,295    $ 1,438,689
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003

                                                            Initial Cost to Partnership    Cost Capitalized
                                                           ----------------------------     Subsequent to
                                                                          Buildings and      Acquisition:
    Description                            Encumbrances       Land        Improvements      Improvements
-------------------                        ------------    -----------    -------------    ----------------
Apartment Complexes

Edward Hotel Limited Partnership           $  2,399,459    $   275,000    $     591,240      $  2,574,454
  Los Angeles, CA
Pacific East, L.P.                            2,077,798          1,950        3,125,584           163,444
  Brooklyn, NY
Overtown Development Group, Ltd.              1,249,808         52,284        2,627,099           162,091
  Miami, FL
Sumpter Commons Associates, L.P.              1,220,380            500        1,862,916            46,663
Park Housing Limited Partnership                837,407          5,000        2,343,351            64,880
Livingston Manor Urban Renewal                3,080,000        119,988        7,047,532           610,173
  Associates, L.P.
Jefferis Square Housing                       1,900,000         55,158                0         4,606,784
  Partnership, L.P.
2301 First Avenue Limited Partnership         5,240,161         64,350        5,818,269           159,285
Lewis Street Limited Partnership              1,600,000          7,000                0         2,766,263
Savannah Park Housing Limited                   802,554              0        2,049,888         2,059,271
  Partnership
Brannon Group, L.C.                           4,496,557        380,000        2,598,402         5,468,040
Independence Tax Credit Fund L.P.             2,510,527          1,732          339,661         6,274,319
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                    3,965,000        168,258                0         6,397,283
BK-9-A Partners L.P.                            964,326              0        1,517,313            56,847
BK-10K Partners L.P.                          1,114,042         11,000        1,637,762            50,286
Westmill Creek Associates III L.P.            2,896,252         37,031        6,922,563            17,364
Universal Court Associates                    1,650,000         31,024          279,220         4,660,538
New Zion Apartments                           1,034,853         20,000        2,688,770            12,362
Dreitzer House                                4,275,000              5                0         6,722,063
                                           ------------    -----------    -------------      ------------

                                           $ 43,314,124    $ 1,230,280    $  41,449,570      $ 42,872,410
                                           ============    ===========    =============      ============

                                      Gross Amount at which Carried At Close of Period
                                      ------------------------------------------------
                                                     Buildings and                    Accumulated
    Description                          Land        Improvements        Total        Depreciation
-------------------                   -----------    -------------    ------------    ------------
Apartment Complexes

Edward Hotel Limited Partnership      $   281,123    $   3,159,571    $  3,440,694    $    828,692
  Los Angeles, CA
Pacific East, L.P.                          8,075        3,282,903       3,290,978       1,075,379
  Brooklyn, NY
Overtown Development Group, Ltd.           58,408        2,783,066       2,841,474         602,900
  Miami, FL
Sumpter Commons Associates, L.P.            3,673        1,906,406       1,910,079         509,466
Park Housing Limited Partnership            8,173        2,405,058       2,413,231         603,823
Livingston Manor Urban Renewal            123,161        7,654,532       7,777,693       1,389,239
  Associates, L.P.
Jefferis Square Housing                    39,347        4,622,595       4,661,942         816,200
  Partnership, L.P.
2301 First Avenue Limited Partnership      67,523        5,974,381       6,041,904       1,780,389
Lewis Street Limited Partnership           10,173        2,763,090       2,773,263         725,948
Savannah Park Housing Limited               3,173        4,105,986       4,109,159         854,118
  Partnership
Brannon Group, L.C.                       383,173        8,063,269       8,446,442       1,098,748
Independence Tax Credit Fund L.P.           5,123        6,610,589       6,615,712       1,019,601
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                 67,777        6,497,764       6,565,541       1,045,260
BK-9-A Partners L.P.                        3,173        1,570,987       1,574,160         303,346
BK-10K Partners L.P.                       14,176        1,684,872       1,699,048         334,225
Westmill Creek Associates III L.P.         37,649        6,939,309       6,976,958       1,887,768
Universal Court Associates                 31,642        4,939,140       4,970,782         572,174
New Zion Apartments                        20,618        2,700,514       2,721,132         599,738
Dreitzer House                                623        6,721,445       6,722,068         971,069
                                      -----------    -------------    ------------    ------------

                                      $ 1,166,783    $  84,385,477    $ 85,552,260    $ 17,018,083
                                      ===========    =============    ============    ============

                                                                     Life on which
                                                                    Depreciation in
                                         Year of                     Latest Income
                                      Construction/      Date        Statements are
    Description                        Renovation      Acquired     Computed (a)(b)
-------------------                   -------------    ---------    ---------------
Apartment Complexes

Edward Hotel Limited Partnership        1994-95        Nov. 1994       27.5 years
  Los Angeles, CA
Pacific East, L.P.                      1994-95        Dec. 1994       27.5 years
  Brooklyn, NY
Overtown Development Group, Ltd.        1994-95        Dec. 1994       40 years
  Miami, FL
Sumpter Commons Associates, L.P.        1995-96        Apr. 1995       27.5 years
Park Housing Limited Partnership        1995-96        May 1995        27.5 years
Livingston Manor Urban Renewal          1995-96        June 1995       15-40 years
  Associates, L.P.
Jefferis Square Housing                 1995-96        June 1995       20 - 40 years
  Partnership, L.P.
2301 First Avenue Limited Partnership   1995-96        Aug. 1995       27.5 years
Lewis Street Limited Partnership        1995-96        Oct. 1995       27.5 years
Savannah Park Housing Limited           1995-96        Oct. 1995       27.5 years
  Partnership
Brannon Group, L.C.                     1995-96        Dec. 1995       40 years
Independence Tax Credit Fund L.P.       1995-96        Dec. 1995       20 - 40 years
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.              1995-96        Dec. 1995       10 - 40 years
BK-9-A Partners L.P.                    1995-96        Dec. 1995       40 years
BK-10K Partners L.P.                    1995-96        Dec. 1995       40 years
Westmill Creek Associates III L.P.      1997-98        Dec. 1996       27.5 years
Universal Court Associates              1997-98        Apr. 1997       20-40 years
New Zion Apartments                     1997-98        Nov. 1997       15 - 27.5 years
Dreitzer House                          1997-99        Dec. 1997       27.5 years


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003
                                   (continued)

                                        Cost of Property and Equipment                    Accumulated Depreciation
                                 --------------------------------------------   -------------------------------------------
                                                                     Year Ended March 31,
                                 ------------------------------------------------------------------------------------------
                                     2003            2002            2001           2003            2002           2001
                                 ------------    ------------    ------------   ------------    ------------   ------------
Balance at beginning of period   $ 85,943,904    $ 85,983,887    $ 85,827,948   $ 14,367,307    $ 11,702,991   $  8,939,838
Additions during period:
  Improvements                         41,219          42,332         155,939
  Depreciation expense                                                             2,700,555       2,664,316      2,763,153
Reductions during period:
  Dispositions                       (432,863)        (82,315)              0        (49,779)              0              0
                                 ------------    ------------    ------------   ------------    ------------   ------------

Balance at close of period       $ 85,552,260    $ 85,943,904    $ 85,983,887   $ 17,018,083    $ 14,367,307   $ 11,702,991
                                 ============    ============    ============   ============    ============   ============

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