Form 10-Q
period 2003-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2003-08-05
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3746339
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                         ---------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $17,705,707 and $17,018,083,
  respectively                                     $ 67,852,728    $ 68,534,177
Cash and cash equivalents                               732,570         556,259
Cash held in escrow                                   5,865,585       5,693,717
Deferred costs, less accumulated
  amortization of $457,815
  and $443,180, respectively                            769,946         784,581
Other assets                                            624,957         654,509
                                                   ------------    ------------

Total assets                                       $ 75,845,786    $ 76,223,243
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 42,635,137    $ 42,714,124
  Construction loan payable                             600,000         600,000
  Accounts payable and other
   liabilities                                        6,097,558       5,809,239
  Due to local general partners and
   affiliates                                         1,926,240       1,931,043
  Due to general partner and affiliates               3,656,995       3,470,568
                                                   ------------    ------------

Total liabilities                                    54,915,930      54,524,974
                                                   ------------    ------------

Minority interest                                     3,073,058       3,142,417
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           18,064,358      18,756,421
  General partner                                      (207,560)       (200,569)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,856,798      18,555,852
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 75,845,786    $ 76,223,243
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     2003               2002
                                                 ------------------------------
Revenues
Rental income                                    $ 1,622,679        $ 1,514,416
Other income                                          35,138             44,509
                                                 -----------        -----------
Total revenues                                     1,657,817          1,558,925
                                                 -----------        -----------

Expenses
General and administrative                           425,816            422,962
General and administrative-
  related parties (Note 2)                           212,082            212,330
Repairs and maintenance                              304,279            307,281
Operating                                            237,001            196,730
Taxes                                                 68,915             72,844
Insurance                                             88,632             84,545
Financial, principally interest                      366,845            376,669
Depreciation and amortization                        702,259            693,217
                                                 -----------        -----------
Total expenses                                     2,405,829          2,366,578
                                                 -----------        -----------

Net loss before minority
  interest                                          (748,012)          (807,653)
Minority interest in loss
  of subsidiary partnerships                          48,958              7,664
                                                 -----------        -----------
Net loss                                         $  (699,054)       $  (799,989)
                                                 ===========        ===========

Limited Partners Share:
Net loss -limited partners                       $  (692,063)       $  (791,989)
                                                 ===========        ===========

Number of BACs outstanding                            43,440             43,440
                                                 ===========        ===========

Net loss per BAC                                 $    (15.93)       $    (18.23)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                               =================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               -------------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2003                $ 18,555,852      $ 18,756,421      $   (200,569)

Net loss - three
  months ended
  June 30, 2003                    (699,054)         (692,063)           (6,991)
                               ------------      ------------      ------------

Partners' capital -
  (deficit)
  June 30, 2003                $ 17,856,798      $ 18,064,358      $   (207,560)
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

                                                     ==========================
                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------
Cash flows from operating activities:
Net loss                                             $  (699,054)   $  (799,989)
                                                     -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                            702,259        693,217
Minority interest in loss
  of subsidiaries                                        (48,958)        (7,664)
Increase in accounts
  payable and other liabilities                          288,319        263,594
(Increase) decrease in cash held
  in escrow                                             (227,323)       131,002
Decrease (increase) in other assets                       29,552       (130,807)
Increase in due to local general
  partners and affiliates                                      0         15,536
Decrease in due to local general
  partners and affiliates                                 (1,603)        (6,438)
Increase due to general partner
  and affiliates                                         186,427        160,670
                                                     -----------    -----------
Total adjustments                                        928,673      1,119,110
                                                     -----------    -----------
Net cash provided by
  operating activities                                   229,619        319,121
                                                     -----------    -----------

Cash flows from investing activities:
Purchase of property
  and equipment                                           (6,175)        (3,672)
Decrease (increase) in cash held in
  escrow                                                  55,455        (26,668)
Decrease in due to local general
  partners and affiliates                                 (3,200)       (75,997)
                                                     -----------    -----------
Net cash provided by (used in)
  investing activities                                    46,080       (106,337)
                                                     -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------
Cash flows from financing activities:
Repayments of mortgage notes                             (78,987)       (65,351)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                      (20,401)       (11,474)
                                                     -----------    -----------
Net cash used in
  financing activities                                   (99,388)       (76,825)
                                                     -----------    -----------
Net increase in cash and
  cash equivalents                                       176,311        135,959
Cash and cash equivalents at
  beginning of period                                    556,259        709,852
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $   732,570    $   845,811
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2003. All subsidiaries have fiscal quarters ending March 31, 2003. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $5,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of operations and its cash flows for the three months ended June 30, 2003 and 2002. However, the operating results for the three months ended June 30, 2003 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2003          2002
                                                          ----------------------
Partnership management fees (a)                           $ 95,500      $ 95,500
Expense reimbursement (b)                                   37,942        39,170
Local administrative fee (c)                                16,000        15,000
                                                          --------      --------
Total general and
  administrative-
  General Partner                                          149,442       149,670
                                                          --------      --------
Property management fees incurred
  to affiliates of the subsidiary partner-
  ships' general partners (d)                               62,640        62,660
                                                          --------      --------
Total general and administrative-
  related parties                                         $212,082      $212,330
                                                          ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,988,000 and $1,892,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partner's continued allowance of accrual without payment of certain

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $109,499 and $101,308 for the three months ended June 30, 2003 and 2002, respectively. Of these fees $62,640 and $62,660 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in cause of action 1998-755 filed in Erie County Supreme Court for the alleged value of work and services provided by Phase Three Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will continue to be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level.

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $253,000 remains to be paid to the Local Partnerships (not including approximately $132,000 being held in escrow).

For the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $176,000 due to cash provided by operating activities ($230,000) and a decrease in cash held in escrow relating to investing activities ($55,000) which exceeded purchases of property and equipment ($6,000), a decrease in due to local general partners and affiliates relating to investing activities ($3,000), repayments of mortgage notes ($79,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($20,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $702,000.

During the three months ended June 30, 2003, the Partnership received no distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,988,000 and $1,892,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in twenty Local Partnerships, all of which have their tax credits fully in place. The tax credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------
In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in its annual report on Form 10-K.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through June 30, 2003, the Partnership has not recorded or classified any property and equipment as held for sale.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 7% for the three months ended June 30, 2003 as compared to 2002, primarily due to an increase in rental rates.

Other income decreased approximately $9,000 for the three months ended June 30, 2003 as compared to 2002, primarily due to a decrease in interest earned on the reserve replacement at one Local Partnership and lower cash and cash equivalent balances earning interest at a second Local Partnership.

Total expenses, excluding operating, remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2003 as compared to 2002.

Operating expense increased approximately $40,000 for the three months ended June 30, 2003 as compared to 2002, primarily due to an increase in gas and fuel cost and usage at the Local Partnership level.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III L.P., which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act
..

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                 (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

                 (10B) Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

                 (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

                 (10D) Form  of  Amended  and  Restated   Agreement  of  Limited
Partnership of Local Partnerships*

           31.1  Certification  Pursuant to Rule  13a-14(a) or Rule 15d-14(a).

           32.1  Certification Pursuant to Rule 13a-14(b) or Rule  15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

                 * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

                 ** Incorporated   herein   as   an  exhibit  by  reference   to
exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

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


Date:  August 5, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (principal executive and financial officer)

Date:  August 5, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 5, 2003
               --------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates III Inc. a general partner of Related
Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal  Executive Officer and Principal  Financial
     Officer
     August 5, 2003