Form 10-Q
period 2003-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2003-10-28
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003

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

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $18,349,461 and $17,018,083,
  respectively                                     $ 67,222,594    $ 68,534,177
Cash and cash equivalents                               475,295         556,259
Cash held in escrow                                   6,128,696       5,693,717
Deferred costs, less accumulated
  amortization of $472,460
  and $443,180, respectively                            792,699         784,581
Other assets                                            530,814         654,509
                                                   ------------    ------------

Total assets                                       $ 75,150,098    $ 76,223,243
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 43,140,247    $ 42,714,124
  Construction loan payable                                   0         600,000
  Accounts payable and other
   liabilities                                        6,168,709       5,809,239
  Due to local general partners and
   affiliates                                         1,914,007       1,931,043
  Due to general partner and affiliates               3,797,527       3,470,568
                                                   ------------    ------------

Total liabilities                                    55,020,490      54,524,974
                                                   ------------    ------------

Minority interest                                     2,990,870       3,142,417
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           17,353,478      18,756,421
  General partner                                      (214,740)       (200,569)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,138,738      18,555,852
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 75,150,098    $ 76,223,243
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                ==========================    ==========================
                                   Three Months Ended              Six Months Ended
                                       September 30,                 September 30,
                                --------------------------    --------------------------
                                   2003           2002*          2003           2002*
                                --------------------------    --------------------------
Revenues
Rental income                   $ 1,548,182    $ 1,534,211    $ 3,170,861    $ 3,048,627
Other income                         75,183         68,935        110,321        113,444
                                -----------    -----------    -----------    -----------
Total revenues                    1,623,365      1,603,146      3,281,182      3,162,071
                                -----------    -----------    -----------    -----------

Expenses
General and ad-
  ministrative                      459,142        417,725        884,958        840,687
General and ad-
  ministrative-
  related parties
  (Note 2)                          210,510        219,089        422,592        431,419
Repairs and
  maintenance                       356,541        293,123        660,820        600,404
Operating                           173,731        151,781        410,732        348,511
Taxes                                80,552         86,658        149,467        159,502
Insurance                            98,877        103,998        187,509        188,543
Financial, princi-
  pally interest                    373,720        387,742        740,565        764,411
Depreciation and
  amortization                      658,399        692,114      1,360,658      1,385,331
                                -----------    -----------    -----------    -----------
Total expenses                    2,411,472      2,352,230      4,817,301      4,718,808
                                -----------    -----------    -----------    -----------

Net loss before
  minority interest                (788,107)      (749,084)    (1,536,119)    (1,556,737)
Minority interest
  in loss of subsidi-
  ary partnerships                   70,047         17,075        119,005         24,739
                                -----------    -----------    -----------    -----------
Net loss                        $  (718,060)   $  (732,009)   $(1,417,114)   $(1,531,998)
                                ===========    ===========    ===========    ===========

Limited Partners
  Share: Net loss -
  limited partners              $  (710,879)   $  (724,689)   $(1,402,943)   $(1,516,678)
                                ===========    ===========    ===========    ===========

Number of BACs
  outstanding                        43,440         43,440         43,440         43,440
                                ===========    ===========    ===========    ===========

Net loss per BAC                $    (16.37)   $    (16.68)   $    (32.30)   $    (34.91)
                                ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                               ============================================
                                                 Limited         General
                                  Total          Partners        Partner
                               --------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2003                $ 18,555,852    $ 18,756,421    $   (200,569)

Net loss - six
  months ended
  September 30, 2003             (1,417,114)     (1,402,943)        (14,171)
                               ------------    ------------    ------------

Partners' capital -
  (deficit)
  September 30, 2003           $ 17,138,738    $ 17,353,478    $   (214,740)
                               ============    ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                        ==========================
                                             Six Months Ended
                                               September 30,
                                        --------------------------
                                           2003            2002
                                        --------------------------
Cash flows from operating activities:
Net loss                                $(1,417,114)   $(1,531,998)
                                        -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization             1,360,658      1,385,331
Minority interest in loss
  of subsidiaries                          (119,005)       (24,739)
Increase in cash held
  in escrow                                (435,344)       (84,379)
Decrease in other assets                    123,695         72,223
Increase in accounts
  payable and other liabilities             359,470        320,309
Increase in due to local general
  partners and affiliates                     3,500         18,375
Decrease in due to local general
  partners and affiliates                    (2,369)       (10,871)
Increase due to general partner
  and affiliates                            326,959        346,065
                                        -----------    -----------
Total adjustments                         1,617,564      2,022,314
                                        -----------    -----------
Net cash provided by
  operating activities                      200,450        490,316
                                        -----------    -----------

Cash flows from investing activities:
Purchase of property
  and equipment                             (19,795)       (17,897)
Decrease (increase) in cash held
  in escrow                                     365        (99,953)
Decrease in due to local general
  partners and affiliates                   (18,167)      (229,929)
                                        -----------    -----------
Net cash used in investing activities       (37,597)      (347,779)
                                        -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                        ==========================
                                             Six Months Ended
                                               September 30,
                                        --------------------------
                                           2003            2002
                                        --------------------------

Cash flows from financing activities:
Repayments of mortgage notes               (173,877)      (177,327)
Increase in deferred costs                  (37,398)             0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest         (32,542)       (11,474)
                                        -----------    -----------
Net cash used in
  financing activities                     (243,817)      (188,801)
                                        -----------    -----------

Net decrease in cash and cash
  equivalents                               (80,964)       (46,264)
Cash and cash equivalents at
  beginning of period                       556,259        709,852
                                        -----------    -----------
Cash and cash equivalents at
  end of period                         $   475,295    $   663,588
                                        ===========    ===========

Supplemental disclosures of
   noncash activities:
Decrease in construction loan payable   $  (600,000)   $         0
Increase in mortgage notes payable          600,000              0

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2003. All subsidiaries have fiscal quarters ending June 30, 2003. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $4,000 and $7,000 and $9,000 for the three and six months ended September 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of operations for the three and six months ended September 30, 2003 and 2002 and its cash flows for the six months ended September 30, 2003 and 2002. However, the operating results for the six months ended September 30, 2003 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                         Three Months Ended     Six Months Ended
                            September 30,         September 30,
                         -------------------   -------------------
                           2003       2002       2003       2002
                         -------------------   -------------------
Partnership manage-
  ment fees (a)          $ 95,500   $ 95,500   $191,000   $191,000
Expense reimburse-
  ment (b)                 34,999     40,916     72,941     80,086
Local administrative
  fee (c)                  17,000     15,000     33,000     30,000
                         --------   --------   --------   --------
Total general and
  administrative-
  General Partner         147,499    151,416    296,941    301,086
                         --------   --------   --------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary partner-
  ships' general part-
  ners (d)                 63,011     67,673    125,651    130,333
                         --------   --------   --------   --------
Total general and
  administrative-
  related parties        $210,510   $219,089   $422,592   $431,419
                         ========   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,083,000 and $1,892,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $113,935 and $112,912 and $223,434 and $214,220 for the three and six months ended September 30, 2003 and 2002, respectively. Of these fees $63,011 and $67,673 and $125,651 and $130,333 were incurred to affiliates of the subsidiary partnerships' general partners.


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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. This litigation will continue to be vigorously contested by the Local Partnership. Legal counsel for the Local Partnership has indicated that the ultimate liability, if any, with respect to this possible action cannot be determined at this time.

Brannon Group, L.C.
-------------------
In March 3, 2003, Brannon Group, L.C. converted its construction loan of $600,000 into a permanent loan with interest at 9.5% a year. The maturity date of the loan is January 1, 2011.

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

For the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $81,000 primarily due to purchases of property and equipment ($20,000), a decrease in due to local general partners and affiliates relating to investing activities ($18,000), repayments of mortgage notes ($174,000), an increase in deferred costs ($37,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($33,000) which exceeded cash provided by operating activities ($200,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $1,361,000.

During the six months ended September 30, 2003, the Partnership received no distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,083,000 and $1,892,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through September 30, 2003, the Partnership has not recorded or classified any property and equipment as held for sale.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 1% and 4% for the three and six months ended September 30, 2003 as compared to 2002, primarily due to an increase in rental rates.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 1% for both the three and six months ended September 30, 2003 as compared to 2002.

Repairs and maintenance increased approximately $63,000 and $60,000 for the three and six months ended September 30, 2003 as compared to 2002, primarily due to an increase in painting, maintenance supplies and snow removal at three Local Partnership.

Operating expense increased approximately $22,000 and $62,000 for the three and six months ended September 30, 2003 as compared to 2002, primarily due to an increase in fuel costs and usage at the Local Partnerships.

Item 3.  Quantitative  and Qualitative  Disclosures  about
Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III L.P., which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act
..

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


Date:  October 28, 2003

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President
                                   (principal executive and financial officer)

Date:  October 28, 2003

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: October 28, 2003
                ----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Principal Executive Officer
                                                     and Principal Financial
                                                     Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     October 28, 2003