Form 10-Q
period 2003-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2004-02-11
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2003

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

                                                   ============    ============
                                                   December 31,     March 31,
                                                       2003            2003
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $19,014,599 and $17,018,083,
  respectively                                     $66,557,201      $68,534,177
Cash and cash equivalents                              533,531          556,259
Cash held in escrow                                  6,251,659        5,693,717
Deferred costs, less accumulated
  amortization of $487,795
  and $443,180, respectively                           739,966          784,581
Other assets                                           597,561          654,509
                                                   -----------      -----------

Total assets                                       $74,679,918      $76,223,243
                                                   ===========      ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   December 31,     March 31,
                                                       2003            2003
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $43,051,433      $42,714,124
  Construction loan payable                                  0          600,000
  Accounts payable and other
   liabilities                                       6,432,806        5,809,239
  Due to local general partners and
   affiliates                                        1,901,424        1,931,043
  Due to general partner and affiliates              3,920,374        3,470,568
                                                   -----------      -----------

Total liabilities                                   55,306,037       54,524,974
                                                   -----------      -----------

Minority interest                                    2,892,568        3,142,417
                                                   -----------      -----------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                          16,702,627       18,756,421
  General partner                                     (221,314)        (200,569)
                                                   -----------      -----------

Total partners' capital (deficit)                   16,481,313       18,555,852
                                                   -----------      -----------

Total liabilities and partners' capital
  (deficit)                                        $74,679,918      $76,223,243
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                  ==========================    ==========================
                                      Three Months Ended             Nine Months Ended
                                          December 31,                  December 31,
                                  --------------------------    --------------------------
                                     2003           2002           2003            2002
                                  --------------------------    --------------------------
Revenues
Rental income                     $ 1,607,084   $ 1,552,561     $ 4,777,945   $ 4,601,188
Other income                           35,132        42,027         145,453       155,471
                                  -----------   -----------     -----------   -----------
Total revenues                      1,642,216     1,594,588       4,923,398     4,756,659
                                  -----------   -----------     -----------   -----------

Expenses
General and
  administrative                      387,682       347,066       1,272,640     1,187,753
General and
  administrative-
  related parties (Note 2)            201,565       205,862         624,157       637,281
Repairs and maintenance               357,550       314,189       1,018,370       914,593
Operating                             141,809       138,188         552,541       486,699
Taxes                                  77,305        90,405         226,772       249,907
Insurance                             122,266        99,111         309,775       287,654
Financial, principally
  interest                            398,365       425,986       1,138,930     1,190,397
Depreciation and
  amortization                        680,473       685,290       2,041,131     2,070,621
                                  -----------   -----------     -----------   -----------
Total expenses                      2,367,015     2,306,097       7,184,316     7,024,905
                                  -----------   -----------     -----------   -----------

Net loss before
  minority interest                  (724,799)     (711,509)     (2,260,918)   (2,268,246)
Minority interest in
  loss (income) of
  subsidiary partnerships              67,374        (2,770)        186,379        21,969
                                  -----------   -----------     -----------   -----------
Net loss                          $  (657,425)  $  (714,279)    $(2,074,539)  $(2,246,277)
                                  ===========   ===========     ===========   ===========

Limited Partners Share:
Net loss -limited partners        $  (650,851)  $  (707,136)    $(2,053,794)  $(2,223,814)
                                  ===========   ===========     ===========   ===========

Number of BACs
  outstanding                          43,440        43,440          43,440        43,440
                                  ===========   ===========     ===========   ===========

Net loss per BAC                  $    (14.98)  $    (16.28)    $    (47.28)  $    (51.19)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                            =================================================
                                                Limited          General
                                Total           Partners         Partner
                            -------------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2003             $18,555,852       $18,756,421      $   (200,569)

Net loss - nine
  months ended
  December 31, 2003          (2,074,539)       (2,053,794)          (20,745)
                            -----------       -----------      ------------
Partners' capital -
  (deficit)
  December 31, 2003         $16,481,313       $16,702,627      $   (221,314)
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


                                                     ==========================
                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------

Cash flows from operating activities:
Net loss                                             $ (2,074,539)  $(2,246,277)
                                                     ------------   -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                            2,041,131    2,070,621
Minority interest in loss of subsidiaries                (186,379)      (21,969)
Increase in cash held in escrow                          (536,721)     (341,335)
Decrease (increase) in other assets                        56,948       (25,060)
Increase in accounts payable and
  other liabilities                                       623,567       717,451
Increase in due to local general
  partners and affiliates                                   5,917        18,375
Decrease in due to local general
  partners and affiliates                                 (17,369)      (19,489)
Increase due to general partner
  and affiliates                                          449,806       500,119
                                                     ------------   -----------
Total adjustments                                       2,436,900     2,898,713
                                                     ------------   -----------
Net cash provided by operating
  activities                                              362,361       652,436
                                                     ------------   -----------
Cash flows from investing activities:
Purchase of property and equipment                        (19,540)      (23,272)
Increase in cash held in escrow                           (21,221)     (144,828)
Decrease in due to local general
  partners and affiliates                                 (18,167)     (264,124)
                                                     ------------   -----------
Net cash used in investing activities                     (58,928)     (432,224)
                                                     ------------   -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)


                                                     ==========================
                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------


Cash flows from financing activities:
Repayments of mortgage notes                           (262,691)        (280,664)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                     (63,470)         (13,639)
                                                     ----------       ----------
Net cash used in
  financing activities                                 (326,161)        (294,303)
                                                     ----------       ----------
Net decrease in cash and
  cash equivalents                                      (22,728)         (74,091)
Cash and cash equivalents at
  beginning of period                                   556,259          709,852
                                                     ----------       ----------
Cash and cash equivalents at
  end of period                                      $  533,531       $  635,761
                                                     ==========       ==========

Supplemental disclosures of
  noncash activities:
Decrease in construction loan payable                $ (600,000)      $        0
Increase in mortgage notes payable                      600,000                0



       See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2003. All subsidiaries have fiscal quarters ending September 30, 2003. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $5,000 and $11,000 and $14,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2003, the results of operations for the three and nine months ended December 31, 2003 and 2002 and its cash flows for the nine months ended December 31, 2003 and 2002. However, the operating results for the nine months ended December 31, 2003 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2003 and 2002 were as follows:


                                    ====================    ====================
                                     Three Months Ended      Nine Months Ended
                                        December 31,             December 31,
                                    --------------------    --------------------
                                      2003        2002        2003        2002
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $  95,500  $  95,500    $ 286,500  $ 286,500
Expense reimburse-
  ment (b)                             27,319     33,679      100,260    113,765
Local administrative
  fee (c)                              16,000     15,000       49,000     45,000
                                    ---------  ---------    ---------  ---------
Total general and
  administrative-
  General Partner                     138,819    144,179      435,760    445,265
                                    ---------  ---------    ---------  ---------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary partner-
  ships' general part-
  ners (d)                             62,746     61,683      188,397    192,016
                                    ---------  ---------    ---------  ---------
Total general and
  administrative-
  related parties                   $ 201,565  $ 205,862    $ 624,157  $ 637,281
                                    =========  =========    =========  =========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,179,000 and $1,892,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $112,822 and $108,889 and $336,256 and $323,109 for the three and nine months ended December 31, 2003 and 2002, respectively. Of these fees $62,746 and $61,683 and $188,397 and $192,016 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in cause of action 1998-755 filed in Erie County Supreme Court for the alleged value of work and services provided

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)

by Phase Three Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. On October 3, 2003, the Appellate Division has ruled in favor of Lewis Street. Lewis Street has been advised by the plaintiff that it does not intend to pursue any further litigation.

Brannon  Group,  L.C.
---------------------
In March 3, 2003, Brannon Group, L.C. converted its construction loan of $600,000 into a permanent loan with interest at 9.5% a year. The maturity date of the loan is January 1, 2011.

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

For the nine months ended December 31, 2003, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $23,000 due to purchases of property and equipment ($20,000), a decrease in due to local general partners and affiliates relating to investing activities ($18,000), an increase in cash held in escrow relating to investing activities ($21,000), repayments of mortgage notes ($263,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($63,000) which exceeded cash provided by operating activities ($362,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,041,000.

During the nine months ended December 31, 2003, the Partnership received no distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,179,000 and $1,892,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through December 31, 2003, the Partnership has not recorded or classified any property and equipment as held for sale.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2003 and 2002 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 4% for both the three and nine months ended December 31, 2003 as compared to 2002, primarily due to an increase in rental rates.

Other income decreased approximately $7,000 and $10,000 for the three and nine months ended December 31, 2003 as compared to 2002, primarily due to an insurance reimbursement in 2002 at one Local Partnership and a decrease in interest earned on replacement reserves which were released in 2002 at a second Local Partnership partially offset by a realized gain on marketable securities sold in 2003 at a third Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, operating, taxes and insurance remained fairly consistent with a decrease of approximately 3% and 2% for both the three and nine months ended December 31, 2003 as compared to 2002.

General and administrative increased approximately $41,000 and $85,000 for three and nine months ended December 31, 2003 as compared to 2002, primarily due to an increase in salaries relating to an increase in personnel, an increase in legal expense and an increase in health insurance at one Local Partnership.

Repairs and maintenance increased approximately $43,000 and $104,000 for the three and nine months ended December 31, 2003 as compared to 2002, primarily due to increases in painting, maintenance supplies, snow removal and miscellaneous repairs at five Local Partnerships.

Operating expense increased approximately $66,000 for the nine months ended December 31, 2003 as compared to 2002, primarily due to increases in fuel costs and usage at the Local Partnerships.

Taxes decreased approximately $13,000 and $23,000 for the three and nine months ended December 31, 2003 as compared to 2002, primarily due to an overaccrual of taxes at one Local Partnership in 2002.

Insurance increased approximately $23,000 and $22,000 for the three and nine months ended December 31, 2003 as compared to 2002, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III L.P., which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

           (a)  Exhibits

                (3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

                (3B) Form  of  Amended  and  Restated   Agreement   of   Limited
Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

                (3C) Certificate  of Limited  Partnership of  Independence   Tax
Credit Plus L.P. III as filed on December 23, 1993*

                (10A)Form of Subscription Agreement attached to the Prospectus as Exhibit B**

                (10B)Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

                (10C)Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

                (10D)Form  of  Amended   and   Restated   Agreement  of  Limited
Partnership of Local Partnerships*

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


Date:  February 11, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President
                                  (principal executive and financial officer)

Date:  February 11, 2004

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 11, 2004
               -----------------

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Principal Executive Officer and
                                  Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     February 11, 2004