Form 10-K
period 2004-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2004-06-16
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3746339
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                 10022
--------------------------------------------                       -------------
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

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $17,353,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. III (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of Related Capital Company ("RCC"). On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI III. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% other than one Local Partnership in which the Partnership's investment is 41.86%. As of March 31, 2004, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2004, approximately $35,051,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $326,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $132,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

Item 2. Properties.

As of March 31, 2004, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interest in the Local Partnership (the other 58.12% limited partnership interest is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule
                           --------------------------

Name and Location                                         % of Units Occupied  at  May 1,
                                                       ------------------------------------
(Number of Units)                     Date Acquired    2004    2003    2002    2001    2000
-----------------                     -------------    ----    ----    ----    ----    ----
Edward Hotel Limited Partnership
  Los Angeles, CA (47)                November 1994     96%     91%     91%    100%    100%

Pacific-East L.P.
  Brooklyn, NY (39)                   December 1994    100%     98%    100%    100%     97%

Overtown Development Group, Ltd.
  Miami, FL (65)                      December 1994     72%     82%     91%     89%     79%

Sumpter Commons Associates, L.P.      April 1995       100%    100%    100%    100%    100%
  Brooklyn, NY (21)

Park Housing Limited Partnership      May 1995          97%     93%    100%     97%     97%
  Hartford, CT                                                                         (30)

Livingston Manor Urban Renewal
  Associates, L.P.                    June 1995        100%     98%    100%     98%     98%
  New Brunswick, NJ (50)

Jefferis Square Housing
  Partnership L.P.                    June 1995        100%    100%     97%    100%    100%
  Chester, PA (36)

2301 First Avenue Limited
  Partnership                         August 1995       98%     99%    100%     98%    100%
  New York, NY (92)

Lewis Street L.P.                     October 1995      84%    100%     91%     88%     91%
  Buffalo, NY (32)

Savannah Park Housing
  Limited Partnership                 October 1995      89%     75%     86%     84%     84%
  Washington, DC                                                                       (64)

Brannon Group, L.C                    December 1995     96%     96%     98%     88%    (a)
  Leisure City, FL (80)

Mansion Court Phase II Venture        December 1995    100%     95%    100%     95%     90%
  Philadelphia, PA (19)

Primm Place Partners, L.P.            December 1995     99%     96%     94%     98%    100%
  St. Louis, MI (128)

BK-9-A Partners L.P.                  December 1995    100%     96%     91%    100%    100%
  Brooklyn, NY (23)

BK-10K Partners L.P.                  December 1995    100%     95%     90%     96%     91%
  Brooklyn, NY (21)

Aspen-Olive Associates
  Philadelphia, PA (22)               October 1996     100%    100%    100%    100%    100%

West Mill Creek Associates III L.P.
  Philadelphia, PA (72)               January 1997      99%     99%     99%    100%    100%


                           Local Partnership Schedule
                           --------------------------
                                  (continued)

Name and Location                                         % of Units Occupied  at  May 1,
                                                       ------------------------------------
(Number of Units)                     Date Acquired    2004    2003    2002    2001    2000
-----------------                     -------------    ----    ----    ----    ----    ----
Universal Court Associates
  Philadelphia, PA (32)               April 1997        88%     97%    100%    100%     94%

New Zion Apartments
  Shreveport, LA (100)                November 1997     96%     95%     88%    100%     99%

Dreitzer House
  New York, NY (32)                   December 1997    100%    100%    100%     97%    100%


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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2004, 2003 and 2002, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $3,273,000 has expired as of March 31, 2004. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a

Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2004, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 13, 2004, the Partnership has approximately 2,531 registered holders of an aggregate of 43,440 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                  Year Ended March 31,
                                       ----------------------------------------------------------------------------

OPERATIONS                                 2004            2003            2002            2001            2000
----------                             ------------    ------------    ------------    ------------    ------------
Revenues                               $  6,719,811    $  6,408,871    $  6,452,014    $  6,332,726    $  5,873,889


Operating expenses                      (10,014,054)     (9,886,082)    (10,465,208)     (9,597,628)     (9,357,207)
                                       ------------    ------------    ------------    ------------    ------------

Net loss before minority interest        (3,294,243)     (3,477,211)     (4,013,194)     (3,264,902)     (3,483,318)

Minority interest in loss of sub-
  sidiary partnerships                      281,138         293,278         670,493          21,134           9,131
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $ (3,013,105)   $ (3,183,933)   $ (3,342,701)   $ (3,243,768)   $ (3,474,187)
                                       ============    ============    ============    ============    ============

Net loss per weighted average
  BAC                                  $     (68.67)   $     (72.56)   $     (76.18)   $     (73.93)   $     (79.18)
                                       ============    ============    ============    ============    ============

                                                                         March 31,
                                       ----------------------------------------------------------------------------
FINANCIAL POSITION                         2004            2003            2002            2001            2000
------------------                     ------------    ------------    ------------    ------------    ------------
Total assets                           $ 73,610,412    $ 76,223,243    $ 78,982,075    $ 82,660,313    $ 86,067,310
                                       ============    ============    ============    ============    ============

Total liabilities                      $ 55,499,430    $ 54,524,974    $ 53,786,549    $ 54,434,413    $ 54,433,977
                                       ============    ============    ============    ============    ============


Minority interest                      $  2,568,235    $  3,142,417    $  3,455,741    $  3,143,414    $  3,307,079
                                       ============    ============    ============    ============    ============

Total partners' capital                $ 15,542,747    $ 18,555,852    $ 21,739,785    $ 25,082,486    $ 28,326,254
                                       ============    ============    ============    ============    ============

During the year ended March 31, 2004, 2003, 2002, 2001 and 2000, respectively, total assets decreased primarily due to depreciation and a decrease in cash and cash equivalents.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2004.

                  Selected Quarterly Financial Data (Unaudited)

                                                Quarter Ended
                           --------------------------------------------------------
                             June 30,    September 30,   December 31,    March 31,
OPERATIONS                     2003          2003            2003           2004
----------                 ------------   -----------    -----------    -----------
Revenues                   $ 1,657,817    $ 1,623,365    $ 1,642,216    $ 1,796,413

Operating expenses          (2,405,829)    (2,411,472)    (2,367,015)    (2,829,738)
                           -----------    -----------    -----------    -----------

Loss before minor-
  ity interest                (748,012)      (788,107)      (724,799)    (1,033,325)

Minority interest in
  loss of subsidiaries          48,958         70,047         67,374         94,759
                           -----------    -----------    -----------    -----------

Net loss                   $  (699,054)   $  (718,060)   $  (657,425)   $  (938,566)
                           ===========    ===========    ===========    ===========

Net loss per
  weighted average
  BAC                           (15.93)        (16.37)        (14.98)        (21.39)
                           ===========    ===========    ===========    ===========
                                                Quarter Ended
                           --------------------------------------------------------
                             June 30,    September 30,   December 31,    March 31,
OPERATIONS                     2003          2003            2003           2004
----------                 ------------   -----------    -----------    -----------
Revenues                   $ 1,558,925    $ 1,603,146    $ 1,594,588    $ 1,652,212

Operating expenses          (2,366,578)    (2,352,230)    (2,306,097)    (2,861,177)
                           -----------    -----------    -----------    -----------

Loss before minor-
  ity interest                (807,653)      (749,084)      (711,509)    (1,208,965)

Minority interest in
  loss (income) of
  subsidiaries                   7,664         17,075         (2,770)       271,309
                           -----------    -----------    -----------    -----------

Net loss                   $  (799,989)   $  (732,009)   $  (714,279)   $  (937,656)
                           ===========    ===========    ===========    ===========

Net loss per
  weighted average
  BAC                      $    (18.23)   $    (16.68)   $    (16.28)   $    (21.37)
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

As of March 31, 2004, the Partnership has invested approximately $35,051,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $326,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $132,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2004, the Partnership did not make any payments to Local Partnerships. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

During the year ended March 31, 2004, cash and cash equivalents decreased approximately $30,000. This decrease is due to acquisition of property and equipment ($423,000), principal payments of mortgage notes ($466,000), an increase in deferred costs ($37,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest $(293,000) which exceeded cash provided by operating activities ($909,000), a net increase in due to local general partners and affiliates relating to investing and financing activities ($24,000) and a decrease in cash held in escrow relating to investing activities ($257,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,740,000.

A working capital reserve had previously been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2004, all funds were used.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2004, 2003 and 2002, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $3,273,000 has expired as of March 31, 2004. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $2,205,000 and $1,892,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                      Less
                                      than          1 - 3         3 -5        More than
                        Total        1 Year         Years         Years        5 Years
                     -----------   -----------   -----------   -----------   -----------
Mortgage notes
  payable (a)        $42,847,861   $   597,329   $ 1,124,864   $ 1,311,576   $39,814,092
Land lease obliga-
  tions (b)              930,942        38,358        42,504        42,504       807,576
                     -----------   -----------   -----------   -----------   -----------

  Total              $43,778,803   $   635,687   $ 1,167,368   $ 1,354,080   $40,621,668
                     ===========   ===========   ===========   ===========   ===========

(a) The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $93,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

(b) One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

Through March 31, 2004, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2004, the Partnership has not recorded or classified any property and equipment as held for sale.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years).

The net loss for the 2003, 2002 and 2001 Fiscal Years aggregated $3,013,105, $3,183,933 and $3,342,701, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,683,281, $5,683,279 and $5,683,279 Housing Tax Credits during the 2003, 2002 and 2001, tax years, respectively.


2003 vs. 2002
-------------

Rental income increased approximately 4% for 2003 Fiscal Year as compared to the 2002 Fiscal Year, primarily due to rental rate increases.

Other income increased approximately $94,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. This increase was primarily due to an increase in investment income at one Local Partnership and a loss on disposal of assets which was offset by other income in the 2002 Fiscal Year at another Local Partnership.

Repairs and Maintenance increased approximately $205,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year, primarily due to an increase in carpentry and building repairs at two Local Partnerships, an increase in maintenance payroll at another Local Partnership and an increase in painting at two other Local Partnerships.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Lewis Street L.P.
-----------------
In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in cause of action 1998-755 filed in Erie County Supreme Court for the alleged value of work and services provided by Phase Three Paul for interference with contractual relations and for fraud that was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. On October 3, 2003, the Appellate Division ruled in favor of Lewis Street. Lewis Street has been advised by the plaintiff that it does not intend to pursue any further litigation. The Partnership's investment in Lewis Street at March 31, 2004 and 2003 was approximately $529,000 and $590,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $74,000, $111,000 and $101,000 for the 2003, 2002, and 2001 Fiscal Years, respectively.

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

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm          15

         Consolidated Balance Sheets at March 31, 2004 and 2003           58

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    59

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2004,  2003 and
         2002                                                             60

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                    61

         Notes to Consolidated Financial Statements                       63

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for sixteen (2003 Fiscal
Year), sixteen (2002 Fiscal Year) and fifteen (2001 Fiscal Year) subsidiary partnerships whose losses aggregated $2,103,161, $2,266,539 and $2,428,205 for the years ended March 31, 2004, 2003 and 2002, respectively, and whose assets constituted 67% of the Partnership's assets at March 31, 2004 and 2003, presented in the accompanying consolidated financial statements. The financial statements for sixteen (2003 Fiscal Year), sixteen (2002 Fiscal Year) and fifteen (2001 Fiscal Year) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 14, 2004

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
January 30, 2004

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
January 31, 2003

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheets of Pacific-East L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 22, 2004

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 3, 2003

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2003 and 2002, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 4, 2004

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

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 4, 2003

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2003, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2003, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 16, 2004

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

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 25, 2002

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT
----------------------------

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 2003, and the related statements of operations and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
January 20, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 17, 2003

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheets of Jefferis Square Housing Partnership, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 13, 2004

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 8, 2003

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2003 and 2002 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2004 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 16, 2004

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 23, 2003

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
Limited Partnership

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 24, 2004

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 11, 2002

[BDO Seidman, LLP LETTERHEAD]

Independent Auditors' Report

Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (A Limited Liability Company) as of December 31, 2003, and the related statements of profit and loss, changes in members' capital, and cash flows for the year then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2003 taken as whole. The supplemental information presented on pages 16 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 19, 2004

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

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 22, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mansion Court Phase II Venture
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Mansion Court Phase II Venture as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

[RUBIN BROWN GORNSTEIN & CO. LLP]
[RBG & CO. LETTERHEAD]

Independent Auditors' Report

To the Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., Project No. MT95-650, a limited partnership, as of December 31, 2003, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P., as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 to 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Rubin, Brown, Gornstein & Co.  LLP
St. Louis, Missouri
February 6, 2004

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

/s/ Rubin, Brown, Gornstein & Co.  LLP
St. Louis, Missouri
January 17, 2003

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2003 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2003, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer
New York, New York
February 10, 2004

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

/s/ Raines & Fischer
New York, New York
February 11, 2002

[RAINES AND FISCHER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2003 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2003, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer
New York, New York
February 19, 2004

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

/s/ Raines & Fischer
New York, New York
February 9, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheets of Aspen-Olive Associates as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 17, 2003

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of December 31, 2003 and 2002 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, as of
December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of West Mill Creek Associates III T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of West Mill Creek Associates III's T/A Jameson Court (A Limited Partnership), PHFA Project No. 0-0476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
January 22, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2003, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2003 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2003 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 2004 on our consideration of New Zion Apartments Limited Partnership's internal control, and on our tests on its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 2004

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 8, 2003

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                               March 31,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                                    $ 66,272,924    $ 68,534,177
Cash and cash equivalents (Notes 2 and 10)                                526,645         556,259
Cash held in escrow (Note 5)                                            5,374,346       5,693,717
Deferred costs, less accumulated amortization (Notes 2 and 6)             765,730         784,581
Other assets                                                              670,767         654,509
                                                                     ------------    ------------

Total assets                                                         $ 73,610,412    $ 76,223,243
                                                                     ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 7)                                    $ 42,847,861    $ 42,714,124
  Construction loan payable (Note 7)                                            0         600,000
  Accounts payable and other liabilities                                6,704,508       5,809,239
  Due to local general partners and affiliates (Note 8)                 1,960,552       1,931,043
  Due to general partner and affiliates (Note 8)                        3,986,509       3,470,568
                                                                     ------------    ------------

Total liabilities                                                      55,499,430      54,524,974
                                                                     ------------    ------------

Minority interest (Note 2)                                              2,568,235       3,142,417
                                                                     ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding) (Note 1)       15,773,447      18,756,421
  General Partner                                                        (230,700)       (200,569)
                                                                     ------------    ------------

Total partners' capital (deficit)                                      15,542,747      18,555,852
                                                                     ------------    ------------

Total liabilities and partners' capital (deficit)                    $ 73,610,412    $ 76,223,243
                                                                     ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended March 31,
                                                       --------------------------------------------
                                                           2004            2003*           2002
                                                       ------------    ------------    ------------
Revenues
Rental income                                          $  6,373,374    $  6,156,602    $  5,942,415
Other income                                                346,437         252,269         509,599
                                                       ------------    ------------    ------------

                                                          6,719,811       6,408,871       6,452,014
                                                       ------------    ------------    ------------

Expenses
General and administrative                                1,792,262       1,876,434       2,220,868
General and administrative-related parties
  (Note 8)                                                  800,267         788,862         830,348
Repairs and maintenance                                   1,393,319       1,188,564       1,322,086
Operating and other                                         790,045         790,629         930,104
Real estate taxes                                           293,958         326,075         388,868
Insurance                                                   482,220         442,874         385,804
Financial, principally interest                           1,721,883       1,714,331       1,659,965
Depreciation and amortization                             2,740,100       2,758,313       2,727,165
                                                       ------------    ------------    ------------


Total expenses                                           10,014,054       9,886,082      10,465,208
                                                       ------------    ------------    ------------

Net loss before minority interest                        (3,294,243)     (3,477,211)     (4,013,194)

Minority interest in loss of subsidiary partnerships        281,138         293,278         670,493
                                                       ------------    ------------    ------------

Net loss                                               $ (3,013,105)   $ (3,183,933)   $ (3,342,701)
                                                       ============    ============    ============

Net loss - Limited Partners                            $ (2,982,974)   $ (3,152,094)   $ (3,309,274)
                                                       ============    ============    ============

Number of BACs outstanding                                   43,440          43,440          43,440
                                                       ============    ============    ============

Net loss per BAC                                       $     (68.67)   $     (72.56)   $     (76.18)
                                                       ============    ============    ============

*  Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                 Limited          General
                                                  Total          Partners         Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2001    $ 25,082,486    $ 25,217,789    $   (135,303)

Net loss                                         (3,342,701)     (3,309,274)        (33,427)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2002     21,739,785      21,908,515        (168,730)

Net loss                                         (3,183,933)     (3,152,094)        (31,839)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003     18,555,852      18,756,421        (200,569)

Net loss                                         (3,013,105)     (2,982,974)        (30,131)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004   $ 15,542,747    $ 15,773,447    $   (230,700)
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        Year Ended March 31,
                                             -----------------------------------------
                                                2004           2003           2002
                                             -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                     $(3,013,105)   $(3,183,933)   $(3,342,701)
                                             -----------    -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                  2,740,100      2,758,313      2,727,165
Minority interest in loss of subsidiary
  partnerships                                  (281,138)      (293,278)      (670,493)
Loss on disposal of property and equipment             0         47,532         82,315
Write-off of deferred costs                            0              0         13,928
(Increase) decrease in assets:
Cash held in escrow                               62,085        (28,552)      (774,638)
Other assets                                     (16,258)        (1,788)       (18,340)
Increase (decrease) in liabilities:
Accounts payable and other liabilities           895,269        889,084        403,087
Increase in due to local general partners
  and affiliates                                  11,445         50,629         10,224
Decrease in due to local general partners
  and affiliates                                  (5,818)       (76,702)      (105,347)
Due to general partners and affiliates           515,941        621,867        738,694
                                             -----------    -----------    -----------

Total adjustments                              3,921,626      3,967,105      2,406,595
                                             -----------    -----------    -----------

Net cash provided by (used in)
  operating activities                           908,521        783,172       (936,106)
                                             -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment           (422,598)       (41,219)       (42,332)
Proceeds from disposal of property and
  equipment                                            0        335,552              0
Decrease (increase) in cash held in escrow       257,286       (464,599)      (268,412)
Decrease in due to local general partners
  and affiliates                                 (44,967)      (325,647)    (1,053,521)
Increase in due to local general partners
  and affiliates                                       0          8,056        146,487
                                             -----------    -----------    -----------

Net cash used in investing activities           (210,279)      (487,857)    (1,217,778)
                                             -----------    -----------    -----------


                     INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (continued)

                                                                     Year Ended March 31,
                                                           -----------------------------------------
                                                              2004           2003           2002
                                                           -----------    -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                         0              0        278,584
Principal payments of mortgage notes                          (466,263)      (454,435)      (388,958)
Repayments of construction loans                                     0              0       (689,449)
Increase in due to local general partners and affiliates        68,849         25,573         12,335
Increase in deferred costs                                     (37,398)             0              0
(Decrease) increase in capitalization of
  consolidated subsidiaries attributable to
  minority interest                                           (293,044)       (20,046)       982,820
                                                           -----------    -----------    -----------

Net cash (used in) provided by financing
  activities                                                  (727,856)      (448,908)       195,332
                                                           -----------    -----------    -----------

Net decrease in cash and cash equivalents                      (29,614)      (153,593)    (1,958,552)

Cash and cash equivalents at beginning of year                 556,259        709,852      2,668,404
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $   526,645    $   556,259    $   709,852
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                     $   758,563    $   807,554    $   807,370
                                                           ===========    ===========    ===========

Supplemental disclosure of noncash investing and financing activities:

Mortgage notes payable converted from
  construction notes payable                               $   600,000    $         0    $         0


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - General

Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993 and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of Related Capital Company ("RCC"). On November 17, 2003, CharterMac, acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI
III. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

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

As of March 31, 2004, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2004, 2003 and 2002, respectively, (the 2003, 2002 and 2001 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $18,000, $18,000 and $20,000 for the years ended March 31, 2004, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 2004, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2004, the Partnership has not recorded or classified any property and equipment as held for sale.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                           March 31, 2004              March 31, 2003
                                     -------------------------   -------------------------
                                      Carrying                    Carrying
                                       Amount      Fair Value      Amount      Fair Value
                                     -----------   -----------   -----------   -----------
Mortgage notes payable for
 which it is:

Practicable to estimate fair value   $10,386,051   $ 9,260,654   $13,386,179   $12,812,966
Not practicable                       32,461,810             *    29,327,945             *

Construction loans payable for
 which it is:

Practicable to estimate fair value   $         0   $         0   $         0   $         0
Not Practicable                                0             *       600,000             *

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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                                      Estimated
                                                        March 31,   Useful Lives
                                         2004             2003         (Years)
                                    -------------    -------------  ------------
Land                                 $  1,166,783     $  1,166,783          -
Building and improvements              83,563,525       83,170,492      20-40
Furniture and fixtures                  1,244,550        1,214,985       5-12
                                     ------------     ------------
                                       85,974,858       85,552,260

Less: Accumulated depreciation        (19,701,934)     (17,018,083)
                                      ------------     ------------

                                     $ 66,272,924     $ 68,534,177
                                     ============     ============

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2004 and 2003, respectively. In addition, as of March 31, 2004 and 2003, building and improvements include $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the local general partners and affiliates as of March 31, 2004 and 2003. Such fees have been included in the cost of property and equipment.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to $2,683,851, $2,700,555 and $2,664,316, respectively.

During the year ended March 31, 2003, $49,779 of accumulated depreciation was written off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                               March 31,
                                                      --------------------------
                                                         2004            2003
                                                      ----------      ----------
Purchase price payments*                              $  132,175      $  297,142
Construction                                                   0             436
Real estate taxes, insurance and other                 3,506,363       3,568,448
Reserve for replacements                               1,735,808       1,827,691
                                                      ----------      ----------

                                                      $5,374,346      $5,693,717
                                                      ==========      ==========

* Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                        March 31,
                                       -----------------------------------------
                                           2004           2003          Period
                                       -----------    -----------    -----------
Financing costs                        $ 1,265,159    $ 1,227,761              *
Less: Accumulated amortization            (499,429)      (443,180)
                                       -----------    -----------

                                       $   765,730    $   784,581
                                       ===========    ===========

*    Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2004, 2003 and 2002 amounted to $56,249, $57,758 and $62,849, respectively.


NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $93,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



Annual principal payment requirements, as of March 31, 2004 for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                     Amount
------------------                  -----------
2004                                $   597,329
2005                                    542,784
2006                                    582,080
2007                                    631,753
2008                                    679,823
Thereafter                           39,814,092
                                     ----------

                                    $42,847,861
                                    ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $17,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

As of December 31, 2002, one subsidiary partnership had a construction loan commitment totaling approximately $1,300,000 with an outstanding balance of approximately $600,000. In March 2003, such construction loan was converted into a permanent loan with interest at 9.5% a year. The maturity date of the loan is January 1, 2011.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2004, 2003 and 2002, the gross amounts of the Operating Deficit Guarantees aggregate approximately $5,129,000, of which $3,273,000 has expired as of March 31, 2004. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31,

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2004, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provision of FASB Interpretation No. 45 would have on the Partnership's future financial position or results of operations.

B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2004, 2003 and 2002 were as follows:

                                                        Year Ended March 31,
                                                   ------------------------------
                                                     2004       2003       2002
                                                   --------   --------   --------
Partnership management fees (a)                    $313,389   $331,132   $361,742
Expense reimbursement (b)                           144,110    149,036    120,820
Local administrative fees (d)                        62,750     65,500     61,500
                                                   --------   --------   --------

Total general and administrative-General Partner    520,249    545,668    544,062
                                                   --------   --------   --------

Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                                280,018    243,194    286,286
                                                   --------   --------   --------

Total general and administrative-related parties   $800,267   $788,862   $830,348
                                                   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,205,000 and $1,892,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships amounted to $477,876, $438,586 and $458,450 for the years ended March 31, 2004, 2003 and
2002, respectively. Of these fees, $280,018, $243,194 and $286,286 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004




C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                              March 31,
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
Operating advances                                   $   39,518       $   39,654
Development fee payable                               1,500,701        1,545,668
Other capitalized costs                                  16,335           16,335
Construction costs payable                              154,543          154,543
General Partner loan payable                            218,069          149,220
Management and other operating fees                      31,386           25,623
                                                     ----------       ----------

                                                     $1,960,552       $1,931,043
                                                     ==========       ==========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                            For the Year Ended December 31,
                                                        -----------------------------------------
                                                           2003           2002           2001
                                                        -----------    -----------    -----------
Financial statement net loss                            $(3,013,105)   $(3,183,933)   $(3,342,701)

Differences between  depreciation and amortization
expense records for financial  reporting  purposes
and the accelerated  costs recovery system utilized
for income tax purposes                                    (414,282)      (302,859)      (451,799)

Differences  resulting from parent  company  having
a different  fiscal year for income tax and financial
reporting purposes                                          (22,792)       (27,154)        26,399

Tax exempt interest income                                        0              0        (23,591)

Other, including accruals for financial reporting
not deductible for tax purposes until paid
                                                            (96,387)       147,826       (690,941)
                                                        -----------    -----------    -----------

Net loss as shown on the income tax return for the
calendar year ended                                     $(3,546,566)   $(3,366,120)   $(4,482,633)
                                                        ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a) Legal Proceedings

Lewis Street L.P.
-----------------

In January of 1998, Lewis Street Limited Partnership ("Lewis Street") was informed that it was a defendant in cause of action 1998-755 filed in Erie County Supreme Court for the alleged value of work and services provided by Phase Three Paul for interference with contractual relations and for fraud that

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



was brought by the project's original developer. The complaint seeks damages for the alleged value of work and services provided in the amount of $296,940 and damages to reputation in the amount of at least $1,000,000 plus unspecified punitive damages. On October 3, 2003, the Appellate Division ruled in favor of Lewis Street. Lewis Street has been advised by the plaintiff that it does not intend to pursue any further litigation. The Partnership's investment in Lewis Street at March 31, 2004 and 2003 was approximately $529,000 and $590,000, respectively, and the minority interest balance was zero at each date. Lewis Street's net loss after minority interest amounted to approximately $74,000, $111,000 and $101,000 for the 2003, 2002, and 2001 Fiscal Years, respectively.

b) Leases

One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

2004                              $   38,358
2005                                  21,252
2006                                  21,252
2007                                  21,252
2008                                  21,252
Thereafter                           807,576
                                   ---------
                                  $  930,942
                                  ==========

As of December 31, 2003, the subsidiary partnership was in default on the lease agreement. For the year ended December 31, 2003, $19,481 has been paid under the terms of the lease and $15,880 remains payable.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $129,000 at March 31, 2004.

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC have gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,683,281, $5,683,279 and $5,683,279 Tax Credits during the 2003, 2002 and 2001 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III L.P., the general partner of the Partnership, and its general partner, Related Independence Associates III Inc., has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of Related Capital Company ("RCC"). The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of RCC, which controls our General Partner, has adopted a code of ethics. See http://www.chartermac.com.

On November 17, 2003, CharterMac, acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Independence Associates III, Inc. ("RIAI III"), the sole general partner of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged. Alan P. Hirmes replaced Stephen M. Ross as Director of RIAI III effective April 1, 2004 as a result of this acquisition.

Certain information concerning the directors and executive officers of RIAI III is set forth below.

Name                                Position
----                                --------

Alan P. Hirmes                      Director and President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 43, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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
Interest in the     Associates III L.P.    -directly owned
Partnership         625 Madison Avenue
                    New York, NY 10022

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of June 2, 2004, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $51,200 and $51,200, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $8,300 and $8,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements


         Report of Independent Registered Public Accounting Firm          15

         Consolidated Balance Sheets at March 31, 2004 and 2003           58

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    59

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2004,  2003 and
         2002                                                             60

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                    61

         Notes to Consolidated Financial Statements                       63

(a) 2.   Consolidated Financial Statement Schedules

         Report of Independent Registered Public Accounting Firm          82

         Schedule I - Condensed Financial Information of Registrant       83

         Schedule III - Real Estate and Accumulated Depreciation          86

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   Exhibits

(3A)     Agreement of Limited  Partnership of Independence  Tax
         Credit Plus L.P. III as adopted on December 23, 1993*

(3B) Form of Amended and Restated Agreement of Limited Partne-rship of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P.III as filed on December 23, 1993*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partn-ership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                   77

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).      80

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b)
         and Section  1350 of Title 18 of the United  States Code (18
         U.S.C. 1350).                                                    81

         *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registra-tion Statement on Form S-11 {Registration No. 33-37704}

         **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registra-tion Statement on Form S-11 {Registration No. 33-37704}

(b)      Reports on Form 8-K

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                               By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner



                               By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date: June 16, 2004            By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    President
                                    (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                             Title                      Date
------------------           --------------------------------    -------------



                             President and Director
                             (principal executive and
/s/ Alan P. Hirmes           financial officer) of Related
------------------
Alan P. Hirmes               Independence Associates III Inc.    June 16, 2004




                             Treasurer (principal
/s/ Glenn F. Hopps           accounting officer) of Related
------------------
Glenn F. Hopps               Independence Associates III Inc.    June 16, 2004

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2004 of the Partnership;

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

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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


                           By: /s/ Alan P. Hirmes
                              Alan P. Hirmes
                              Principal Executive Officer and
                              Principal Financial Officer
                              June 16, 2004

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 16, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 14, 2004 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and
Schedule III as of March 31, 2004. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 14, 2004

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)



                            CONDENSED BALANCE SHEETS



                                     ASSETS


                                                               March 31,
                                                       -------------------------
                                                           2004         2003
                                                       -----------   -----------
Cash and cash equivalents                              $    33,301   $    35,268
Investment in subsidiary partnerships                   19,933,240    21,998,761
Cash held in escrow                                        132,175       297,142
                                                       -----------   -----------

Total assets                                           $20,098,716   $22,331,171
                                                       ===========   ===========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates                  $ 3,313,127   $ 2,820,240
Other liabilities                                           14,278         9,556
                                                       -----------   -----------

Total liabilities                                        3,327,405     2,829,796

Partners' capital                                       16,771,311    19,501,375
                                                       -----------   -----------

Total liabilities and partners' capital                $20,098,716   $22,331,171
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)



                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Year Ended March 31,
                                            -----------------------------------------
                                                2004           2003           2002
                                            -----------    -----------    -----------
Revenues

Interest income                             $         0    $         0    $    13,583
Other                                               550            350          4,873
                                            -----------    -----------    -----------

Total revenues                                      550            350         18,456
                                            -----------    -----------    -----------

Expenses

Administrative and management                    84,466        119,553        202,027
Administrative and management-
  related parties                               457,499        480,168        482,562
                                            -----------    -----------    -----------

Total expenses                                  541,965        599,721        684,589
                                            -----------    -----------    -----------

Loss from operations                           (541,415)      (599,371)      (666,133)

Equity in loss of subsidiary partnerships    (2,188,649)    (2,307,951)    (2,674,427)
                                            -----------    -----------    -----------

Net loss                                    $(2,730,064)   $(2,907,322)   $(3,340,560)
                                            ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Year Ended March 31,
                                                ------------------------------------------
                                                   2004           2003            2002
                                                -----------    -----------    ------------
Cash flows from operating activities:

Net loss                                        $(2,730,064)   $(2,907,322)   $(3,340,560)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships         2,188,649      2,307,951      2,674,427
Increase (decrease) in liabilities:
Due to general partners and affiliates              492,887        573,577        595,684
Other liabilities                                     4,722          4,781           (833)
                                                -----------    -----------    -----------

Total adjustments                                 2,686,258      2,886,309      3,269,278
                                                -----------    -----------    -----------

Net cash used in operating
  activities                                        (43,806)       (21,013)       (71,282)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Investment in subsidiary partnerships              (170,020)             0     (1,466,822)
Distributions from subsidiary partnerships           46,892         27,986         27,710
Decrease in cash held in escrow                     164,967              0        100,000
                                                -----------    -----------    -----------

Net cash provided by (used in) investing
  activities                                         41,839         27,986     (1,339,112)
                                                -----------    -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                   (1,967)         6,973     (1,410,394)

Cash and cash equivalents, beginning of year         35,268         28,295      1,438,689
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $    33,301    $    35,268    $    28,295
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004

                                                            Initial Cost to Partnership   Cost Capitalized
                                                           -----------------------------    Subsequent to
                                                                           Buildings and    Acquisition
Description                                Encumbrances       Land          Improvements    Improvements
-----------                                ------------    -----------     -------------   -------------
Edward Hotel Limited Partnership           $ 2,399,459     $   275,000     $   591,240     $ 2,580,054
  Los Angeles, CA
Pacific East, L.P.                           2,056,638           1,950       3,125,584         183,697
  Brooklyn, NY
Overtown Development Group, Ltd.             1,197,552          52,284       2,627,099         162,091
  Miami, FL
Sumpter Commons Associates, L.P.             1,213,870             500       1,862,916          50,963
Park Housing Limited Partnership               833,536           5,000       2,343,351          64,880
Livingston Manor Urban Renewal               3,080,000         119,988       7,047,532         632,130
  Associates, L.P.
Jefferis Square Housing                      1,900,000          55,158               0       4,612,613
  Partnership, L.P.
2301 First Avenue Limited Partnership        5,109,664          64,350       5,818,269         159,285
Lewis Street Limited Partnership             1,600,000           7,000               0       2,773,181
Savannah Park Housing Limited                  779,530               0       2,049,888       2,068,576
  Partnership
Brannon Group, L.C                           4,477,471         380,000       2,598,402       5,476,348
Independence Tax Credit Fund L.P.            2,510,527           1,732         339,661       6,275,119
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                   3,860,000         168,258               0       6,721,429
BK-9-A Partners L.P.                           934,495               0       1,517,313          56,847
BK-10K Partners L.P.                         1,087,163          11,000       1,637,762          50,286
Westmill Creek Associates III L.P.           2,887,146          37,031       6,922,563          29,651
Universal Court Associates                   1,650,000          31,024         279,220       4,663,433
New Zion Apartments                            995,810          20,000       2,688,770          12,362
Dreitzer House                               4,275,000               5               0       6,722,063
                                           -----------     -----------     -----------     -----------

                                           $42,847,861     $ 1,230,280     $41,449,570     $43,295,008
                                           ===========     ===========     ===========     ===========


                                           Gross Amount at which Carried at Close of Period
                                           ------------------------------------------------
                                                          Buildings and
Description                                   Land        Improvements        Total
-----------                                -----------    -------------    -----------
Edward Hotel Limited Partnership           $   281,123     $ 3,165,171     $ 3,446,294
  Los Angeles, CA
Pacific East, L.P.                               8,075       3,303,156       3,311,231
  Brooklyn, NY
Overtown Development Group, Ltd.                58,408       2,783,066       2,841,474
  Miami, FL
Sumpter Commons Associates, L.P.                 3,673       1,910,706       1,914,379
Park Housing Limited Partnership                 8,173       2,405,058       2,413,231
Livingston Manor Urban Renewal                 123,161       7,676,489       7,799,650
  Associates, L.P.
Jefferis Square Housing                         39,347       4,628,424       4,667,771
  Partnership, L.P.
2301 First Avenue Limited Partnership           67,523       5,974,381       6,041,904
Lewis Street Limited Partnership                10,173       2,770,008       2,780,181
Savannah Park Housing Limited                    3,173       4,115,291       4,118,464
  Partnership
Brannon Group, L.C                             383,173       8,071,577       8,454,750
Independence Tax Credit Fund L.P.                5,123       6,611,389       6,616,512
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                      67,777       6,821,910       6,889,687
BK-9-A Partners L.P.                             3,173       1,570,987       1,574,160
BK-10K Partners L.P.                            14,176       1,684,872       1,699,048
Westmill Creek Associates III L.P.              37,649       6,951,596       6,989,245
Universal Court Associates                      31,642       4,942,035       4,973,677
New Zion Apartments                             20,618       2,700,514       2,721,132
Dreitzer House                                     623       6,721,445       6,722,068
                                           -----------     -----------     -----------

                                           $ 1,166,783     $84,808,075     $85,974,858
                                           ===========     ===========     ===========
                                                                                            Life on which
                                                                                           Depreciation in
                                                             Year of                        Latest Income
                                           Accumulated    Construction/       Date         Statements are
Description                                Depreciation    Renovation       Acquired       Computed (a)(b)
-----------                                ------------   ------------     ----------      ---------------
Edward Hotel Limited Partnership           $   933,350     1994-95         Nov. 1994       27.5 years
  Los Angeles, CA
Pacific East, L.P.                           1,188,234     1994-95         Dec. 1994       27.5 years
  Brooklyn, NY
Overtown Development Group, Ltd.               678,068     1994-95         Dec. 1994       40 years
  Miami, FL
Sumpter Commons Associates, L.P.               578,799     1995-96         Apr. 1995       27.5 years
Park Housing Limited Partnership               685,004     1995-96         May 1995        27.5 years
Livingston Manor Urban Renewal               1,586,845     1995-96         June 1995       15-40 years
  Associates, L.P.
Jefferis Square Housing                        942,804     1995-96         June 1995       20 - 40 years
  Partnership, L.P.
2301 First Avenue Limited Partnership        2,013,456     1995-96         Aug. 1995       27.5 years
Lewis Street Limited Partnership               828,633     1995-96         Oct. 1995       27.5 years
Savannah Park Housing Limited                  959,824     1995-96         Oct. 1995       27.5 years
  Partnership
Brannon Group, L.C                           1,312,944     1995-96         Dec. 1995       40 years
Independence Tax Credit Fund L.P.            1,198,371     1995-96         Dec. 1995       20 - 40 years
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)
Primm Place Partners, L.P.                   1,237,670     1995-96         Dec. 1995       10 - 40 years
BK-9-A Partners L.P.                           344,290     1995-96         Dec. 1995       40 years
BK-10K Partners L.P.                           377,544     1995-96         Dec. 1995       40 years
Westmill Creek Associates III L.P.           2,185,424     1997-98         Dec. 1996       27.5 years
Universal Court Associates                     703,688     1997-98         Apr. 1997       20-40 years
New Zion Apartments                            708,707     1997-98         Nov. 1997       15 - 27.5 years
Dreitzer House                               1,238,279     1997-99         Dec. 1997       27.5 years
                                           -----------     -----------     -----------     ---------------

                                           $19,701,934
                                           ===========

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                   (continued)

                                       Cost of Property and Equipment                     Accumulated Depreciation
                                 -------------------------------------------    -------------------------------------------
                                                                   Year Ended March 31,
                                 ------------------------------------------------------------------------------------------
                                     2004           2003            2002            2004           2003            2002
                                 ------------   ------------    ------------    ------------   ------------    ------------
Balance at beginning of period   $ 85,552,260   $ 85,943,904    $ 85,983,887    $ 17,018,083   $ 14,367,307    $ 11,702,991
Additions during period:
  Improvements                        422,598         41,219          42,332
  Depreciation expense                                                             2,683,851      2,700,555       2,664,316
Reductions during period:
  Dispositions                              0       (432,863)        (82,315)              0        (49,779)              0
                                 ------------   ------------    ------------    ------------   ------------    ------------

Balance at close of period       $ 85,974,858   $ 85,552,260    $ 85,943,904    $ 19,701,934   $ 17,018,083    $ 14,367,307
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