Form 10-Q
period 2004-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2004-08-04
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004

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
                                   (Unaudited)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2004            2004
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $20,389,579 and $19,701,934,
  respectively                                     $ 65,586,483    $ 66,272,924
Cash and cash equivalents                               437,976         526,645
Cash held in escrow                                   5,486,931       5,374,346
Deferred costs, less accumulated
  amortization of $514,642
  and $499,429, respectively                            750,517         765,730
Other assets                                            605,871         670,767
                                                   ------------    ------------

Total assets                                       $ 72,867,778    $ 73,610,412
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2004            2004
                                                   ------------    ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 42,765,307    $ 42,847,861
  Accounts payable and other
   liabilities                                        6,876,691       6,704,508
  Due to local general partners and
   affiliates                                         1,903,313       1,960,552
  Due to general partner and affiliates               4,124,876       3,986,509
                                                   ------------    ------------

Total liabilities                                    55,670,187      55,499,430
                                                   ------------    ------------

Minority interest                                     2,468,785       2,568,235
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           14,967,645      15,773,447
  General partner                                      (238,839)       (230,700)
                                                   ------------    ------------

Total partners' capital (deficit)                    14,728,806      15,542,747
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 72,867,778    $ 73,610,412
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 ==============================
                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                    2004               2003*
                                                 ------------------------------
Revenues
Rental income                                    $ 1,637,710        $ 1,622,679
Other income                                          34,065             35,138
                                                 -----------        -----------
Total revenues                                     1,671,775          1,657,817
                                                 -----------        -----------

Expenses
General and administrative                           528,717            415,416
General and administrative-
  related parties (Note 2)                           205,395            222,482
Repairs and maintenance                              289,027            304,279
Operating                                            243,035            237,001
Taxes                                                 75,284             68,915
Insurance                                            130,756             88,632
Financial, principally interest                      375,887            366,845
Depreciation and amortization                        702,858            702,259
                                                 -----------        -----------
Total expenses                                     2,550,959          2,405,829
                                                 -----------        -----------

Net loss before minority
  interest                                          (879,184)          (748,012)
Minority interest in loss
  of subsidiary partnerships                          65,243             48,958
                                                 -----------        -----------
Net loss                                         $  (813,941)       $  (699,054)
                                                 ===========        ===========

Limited Partners Share:
Net loss -limited partners                       $  (805,802)       $  (692,063)
                                                 ===========        ===========

Number of BACs outstanding                            43,440             43,440
                                                 ===========        ===========

Net loss per BAC                                 $    (18.55)       $    (15.93)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                  Total            Partners          Partner
                               ------------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2004                $ 15,542,747      $ 15,773,447      $   (230,700)

Net loss - three
  months ended
  June 30, 2004                    (813,941)         (805,802)           (8,139)
                               ------------      ------------      ------------

Partners' capital -
  (deficit)
  June 30, 2004                $ 14,728,806      $ 14,967,645      $   (238,839)
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

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $  (813,941)     $  (699,054)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                          702,858          702,259
Minority interest in loss
  of subsidiaries                                      (65,243)         (48,958)
Increase in accounts
  payable and other liabilities                        172,183          288,319
Decrease (increase) in cash held
  in escrow                                             22,918         (227,323)
Decrease in other assets                                64,896           29,552
Increase in due to local general
  partners and affiliates                               12,636                0
Decrease in due to local general
  partners and affiliates                               (1,584)          (1,603)
Increase due to general partner
  and affiliates                                       138,367          186,427
                                                   -----------      -----------
Total adjustments                                    1,047,031          928,673
                                                   -----------      -----------
Net cash provided by
  operating activities                                 233,090          229,619
                                                   -----------      -----------

Cash flows from investing activities:
Purchase of property
  and equipment                                         (1,204)          (6,175)
(Increase) decrease in cash held in
  escrow                                              (135,503)          55,455
Decrease in due to local general
  partners and affiliates                              (32,744)          (3,200)
                                                   -----------      -----------
Net cash (used in) provided by
  investing activities                                (169,451)          46,080
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Cash flows from financing activities:
Repayments of mortgage notes                           (82,554)         (78,987)
Decrease in due to local general
  partners and affiliates                              (35,547)               0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                    (34,207)         (20,401)
                                                   -----------      -----------
Net cash used in
  financing activities                                (152,308)         (99,388)
                                                   -----------      -----------
Net (decrease) increase in cash and
  cash equivalents                                     (88,669)         176,311
Cash and cash equivalents at
  beginning of period                                  526,645          556,259
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $   437,976      $   732,570
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the "Partnership") and 20 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning apartment complexes that are eligible for the low-income housing tax credit. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2004. All subsidiaries have fiscal quarters ending March 31, 2004. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $4,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and the results of operations and its cash flows for the three months ended June 30, 2004 and 2003. However, the operating results for the three months ended June 30, 2004 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2004          2003*
                                                          ----------------------
Partnership management fees (a)                           $ 91,500      $ 95,500
Expense reimbursement (b)                                   26,899        37,942
Local administrative fee (c)                                16,000        16,000
                                                          --------      --------
Total general and
  administrative-
  General Partner                                          134,399       149,442
                                                          --------      --------
Property management fees incurred
  to affiliates of the subsidiary partner-
  ships' general partners (d)                               70,996        73,040
                                                          --------      --------
Total general and administrative-
  related parties                                         $205,395      $222,482
                                                          ========      ========

* Reclassified for comparative purposes.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,297,000 and $2,205,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $125,618 and $119,899 for the three months ended June 30, 2004 and 2003, respectively. Of these fees $70,996 and $73,040 were incurred to affiliates of the subsidiary partnerships' general partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



Note 3 - Commitments and Contingencies

One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the term of the lease were $930,942 as of March 31, 2004. As of March 31, 2004, the subsidiary partnership was in default on the lease agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level.

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $324,000 remains to be paid to the Local Partnerships (not including approximately $130,000 being held in escrow).

For the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $89,000 due to purchases of property and equipment ($1,000), an increase in cash held in escrow relating to investing activities ($136,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($68,000), repayments of mortgage notes ($83,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($34,000) which exceeded cash provided by operating activities ($233,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $703,000.

During the three months ended June 30, 2004, the Partnership received approximately $7,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,297,000 and $2,205,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through June 30, 2004, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 1% for the three months ended June 30, 2004 as compared to 2003, primarily due to an increase in rental rates.

Total expenses, excluding general and administrative and insurance, remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2004 as compared to 2003.

General and administrative expense increased approximately $103,000 for the three months ended June 30, 2004 as compared to 2003, primarily due to an underaccrual of incentive management fees in 2003 at one Local Partnership and increased onsite security at a second Local Partnership.

Insurance expense increased approximately $42,000 for the three months ended June 30, 2004 as compared to 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

               (31.1)   Certification   Pursuant  to  Rule   13a-14(a)  or  Rule
15d-14(a).

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES III L.P., General Partner

                            By: RELATED INDEPENDENCE
                                ASSOCIATES III INC., General Partner

Date:  August 4, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (Principal Executive Officer and
                                     Principal Financial Officer)

Date:  August 4, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 4, 2004
               --------------

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Principal Executive Officer and
                                     Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     August 4, 2004