Form 10-Q
period 2004-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2004-11-03
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

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

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $21,043,881 and $19,701,934,
  respectively                                     $ 64,958,013    $ 66,272,924
Cash and cash equivalents                               401,172         526,645
Cash held in escrow                                   5,498,741       5,374,346
Deferred costs, less accumulated
  amortization of $527,530
  and $499,429, respectively                            737,629         765,730
Other assets                                            594,908         670,767
                                                   ------------    ------------

Total assets                                       $ 72,190,463    $ 73,610,412
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 42,654,079    $ 42,847,861
  Accounts payable and other
   liabilities                                        6,982,190       6,704,508
  Due to local general partners and
   affiliates                                         1,919,289       1,960,552
  Due to general partner and affiliates               4,274,406       3,986,509
                                                   ------------    ------------

Total liabilities                                    55,829,964      55,499,430
                                                   ------------    ------------

Minority interest                                     2,460,752       2,568,235
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           14,146,877      15,773,447
  General partner                                      (247,130)       (230,700)
                                                   ------------    ------------

Total partners' capital (deficit)                    13,899,747      15,542,747
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 72,190,463    $ 73,610,412
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        ==========================    ==========================
                            Three Months Ended             Six Months Ended
                               September 30,                 September 30,
                        --------------------------    --------------------------
                           2004           2003*          2004           2003*
                        --------------------------    --------------------------
Revenues
Rental income           $ 1,638,948    $ 1,548,182    $ 3,276,658    $ 3,170,861
Other income                 39,779         75,183         73,844        110,321
                        -----------    -----------    -----------    -----------
Total revenues            1,678,727      1,623,365      3,350,502      3,281,182
                        -----------    -----------    -----------    -----------

Expenses
General and ad-
  ministrative              422,378        455,192        951,095        870,608
General and ad-
  ministrative-
  related parties
  (Note 2)                  252,404        214,460        457,799        436,942
Repairs and
  maintenance               362,620        356,541        651,647        660,820
Operating                   218,947        173,731        461,982        410,732
Taxes                        74,247         80,552        149,531        149,467
Insurance                   108,324         98,877        239,080        187,509
Financial, princi-
  pally interest            409,709        373,720        785,596        740,565
Depreciation and
  amortization              667,190        658,399      1,370,048      1,360,658
                        -----------    -----------    -----------    -----------
Total expenses            2,515,819      2,411,472      5,066,778      4,817,301
                        -----------    -----------    -----------    -----------

Net loss before
  minority interest        (837,092)      (788,107)    (1,716,276)    (1,536,119)
Minority interest
  in loss of subsidi-
  ary partnerships            8,033         70,047         73,276        119,005
                        -----------    -----------    -----------    -----------
Net loss                $  (829,059)   $  (718,060)   $(1,643,000)   $(1,417,114)
                        ===========    ===========    ===========    ===========

Limited Partners
  Share: Net loss -
  limited partners      $  (820,768)   $  (710,879)   $(1,626,570)   $(1,402,943)
                        ===========    ===========    ===========    ===========

Number of BACs
  outstanding                43,440         43,440         43,440         43,440
                        ===========    ===========    ===========    ===========

Net loss per BAC        $    (18.89)   $    (16.37)   $    (37.44)   $    (32.30)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                       ============================================
                                         Limited         General
                          Total          Partners        Partner
                       --------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2004        $ 15,542,747    $ 15,773,447    $   (230,700)

Net loss - six
  months ended
  September 30, 2004     (1,643,000)     (1,626,570)        (16,430)
                       ------------    ------------    ------------

Partners' capital -
  (deficit)
  September 30, 2004   $ 13,899,747    $ 14,146,877    $   (247,130)
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

                                                  ==========================
                                                       Six Months Ended
                                                         September 30,
                                                  --------------------------
                                                     2004            2003
                                                  --------------------------
Cash flows from operating activities:
Net loss                                          $(1,643,000)   $(1,417,114)
                                                  -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                       1,370,048      1,360,658
Minority interest in loss
  of subsidiaries                                     (73,276)      (119,005)
Increase in accounts payable and
  other liabilities                                   277,682        359,470
Decrease (increase) in cash held in
  escrow                                                3,518       (435,344)
Decrease in other assets                               75,859        123,695
Increase in due to local general
  partners and affiliates                              30,588          3,500
Decrease in due to local general
  partners and affiliates                              (3,560)        (2,369)
Increase due to general partner
  and affiliates                                      287,897        326,959
                                                  -----------    -----------
Total adjustments                                   1,968,756      1,617,564
                                                  -----------    -----------
Net cash provided by operating
  activities                                          325,756        200,450
                                                  -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                    (27,036)       (19,795)
(Increase) decrease in cash held
  in escrow                                          (127,913)           365
Decrease in due to local general
  partners and affiliates                             (32,744)       (18,167)
                                                  -----------    -----------
Net cash used in investing activities                (187,693)       (37,597)
                                                  -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ==========================
                                                       Six Months Ended
                                                         September 30,
                                                  --------------------------
                                                     2004            2003
                                                  --------------------------


Cash flows from financing activities:
Repayments of mortgage notes                         (193,782)      (173,877)
Increase in deferred costs                                  0        (37,398)
Decrease in due to local general
  partners and affiliates                             (35,547)             0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   (34,207)       (32,542)
                                                  -----------    -----------
Net cash used in financing activities                (236,536)      (243,817)
                                                  -----------    -----------
Net decrease in cash and cash equivalents            (125,473)       (80,964)
Cash and cash equivalents at
  beginning of period                                 526,645        556,259
                                                  -----------    -----------
Cash and cash equivalents at
  end of period                                   $   401,172    $   475,295
                                                  ===========    ===========

Supplemental disclosures of noncash activities:
Decrease in construction loan payable             $         0    $  (600,000)
Increase in mortgage notes payable                          0        600,000


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2004. All subsidiaries have fiscal quarters ending June 30, 2004. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $3,000 and $9,000 and $7,000 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain  information  and  note  disclosures   normally  included  in  financial
statements prepared in accordance with generally accepted accounting  principles

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, the results of operations for the three and six months ended September 30, 2004 and 2003 and its cash flows for the six months ended September 30, 2004 and 2003. However, the operating results for the six months ended September 30, 2004 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:

                         Three Months Ended     Six Months Ended
                             September 30,         September 30,
                         -------------------   -------------------
                           2004       2003       2004       2003
                         -------------------   -------------------
Partnership manage-
  ment fees (a)          $ 85,250   $ 95,500   $176,750   $191,000
Expense reimburse-
  ment (b)                 38,931     34,999     65,830     72,941
Local administrative
  fee (c)                  16,000     17,000     32,000     33,000
                         --------   --------   --------   --------
Total general and
  administrative-
  General Partner         140,181    147,499    274,580    296,941
                         --------   --------   --------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary partner-
  ships' general part-
  ners (d)                112,223     66,961    183,219    140,001
                         --------   --------   --------   --------
Total general and
  administrative-
  related parties        $252,404   $214,460   $457,799   $436,942
                         ========   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,382,000 and $2,205,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $122,999 and $113,935 and $248,617 and $223,434 for the three and six months ended September 30, 2004 and 2003, respectively. Of these fees $112,223 and $66,961 and $183,219 and $140,001 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the term of the lease were $930,942 as of March 31, 2004. As of March 31, 2004, the subsidiary partnership was in default on the lease agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level.

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $324,000 remains to be paid to the Local Partnerships (which includes approximately $130,000 being held in escrow at the Partnership level).

For the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $125,000 due to purchases of property and equipment ($27,000), an increase in cash held in escrow relating to investing activities ($128,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($68,000), repayments of mortgage notes ($194,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($34,000) which exceeded cash provided by operating activities ($326,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $1,370,000.

During the six months ended September 30, 2004, the Partnership received approximately $7,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,382,000 and $2,205,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through September 30, 2004, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 6% and 3% for the three and six months ended September 30, 2004 as compared to 2003, primarily due to an increase in rental rates.

Other income decreased by approximately $35,000 and $36,000 for the three and six months ended September 30, 2004 as compared to 2003, primarily due to a gain on the sale of securities in 2003 at one Local Partnership.

Total expenses, excluding general and administrative-related parties, operating and insurance, remained fairly consistent with increases of approximately 1% and 3% for the three and six months ended September 30, 2004 as compared to 2003.

General and administrative-related parties expense increased approximately $38,000 and $21,000 for the three and six months ended September 30, 2004 as compared to 2003, primarily due to an incentive management fee paid at one Local Partnership.

Operating expense increased approximately $45,000 and $51,000 for the three and six months ended September 30, 2004 as compared to 2003, primarily due to higher fuel costs at several Local Partnerships.

Insurance expense increased approximately $9,000 and $52,000 for the three and six months ended June 30, 2004 as compared to 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

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


Date:  November 3, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (Principal Executive Officer and
                                     Principal Financial Officer)

Date:  November 3, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 3, 2004
               ----------------

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Principal Executive Officer and
                                    Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     November 3, 2004