Form 10-Q
period 2004-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2005-02-03
CIK 924124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2004

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3746339
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
----------------------------------------                           -------------
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

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
ASSETS

Property and equipment - at cost,
  less accumulated depreciation
  of $21,676,721 and $19,701,934,
  respectively                                     $ 64,344,295    $ 66,272,924
Cash and cash equivalents                               524,909         526,645
Cash held in escrow                                   5,775,087       5,374,346
Deferred costs, less accumulated
  amortization of $539,677
  and $499,429, respectively                            725,482         765,730
Other assets                                            627,213         670,767
                                                   ------------    ------------

Total assets                                       $ 71,996,986    $ 73,610,412
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 42,556,731    $ 42,847,861
  Accounts payable and other
   liabilities                                        7,445,318       6,704,508
  Due to local general partners and
   affiliates                                         1,914,078       1,960,552
  Due to general partner and affiliates               4,422,428       3,986,509
                                                   ------------    ------------

Total liabilities                                    56,338,555      55,499,430
                                                   ------------    ------------

Minority interest                                     2,440,782       2,568,235
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs
   issued and outstanding)                           13,471,600      15,773,447
  General partner                                      (253,951)       (230,700)
                                                   ------------    ------------

Total partners' capital (deficit)                    13,217,649      15,542,747
                                                   ------------    ------------

Total liabilities and partners' capital
  (deficit)                                        $ 71,996,986    $ 73,610,412
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             ==========================    ==========================
                                 Three Months Ended            Nine Months Ended
                                     December 31,                  December 31,
                             --------------------------    --------------------------
                                2004            2003*         2004            2003*
                             --------------------------    --------------------------
Revenues
Rental income                $ 1,677,178    $ 1,607,084    $ 4,953,836    $ 4,777,945
Other income                      38,943         35,132        112,787        145,453
                             -----------    -----------    -----------    -----------
Total revenues                 1,716,121      1,642,216      5,066,623      4,923,398
                             -----------    -----------    -----------    -----------

Expenses
General and
  administrative                 398,758        380,507      1,349,853      1,251,115
General and
  administrative-
  related parties (Note 2)       201,144        208,740        658,943        645,682
Repairs and maintenance          390,066        357,550      1,041,713      1,018,370
Operating                        158,513        154,536        620,495        565,268
Taxes                             67,357         64,578        216,888        214,045
Insurance                        131,499        122,266        370,579        309,775
Financial, principally
  interest                       411,446        398,365      1,197,042      1,138,930
Depreciation and
  amortization                   644,987        680,473      2,015,035      2,041,131
                             -----------    -----------    -----------    -----------
Total expenses                 2,403,770      2,367,015      7,470,548      7,184,316
                             -----------    -----------    -----------    -----------

Net loss before
  minority interest             (687,649)      (724,799)    (2,403,925)    (2,260,918)
Minority interest in
  loss of subsidiary
  partnerships                     5,551         67,374         78,827        186,379
                             -----------    -----------    -----------    -----------
Net loss                     $  (682,098)   $  (657,425)   $(2,325,098)   $(2,074,539)
                             ===========    ===========    ===========    ===========

Limited Partners Share:
Net loss -limited partners   $  (675,277)   $  (650,851)   $(2,301,847)   $(2,053,794)
                             ===========    ===========    ===========    ===========

Number of BACs
  outstanding                     43,440         43,440         43,440         43,440
                             ===========    ===========    ===========    ===========

Net loss per BAC             $    (15.55)   $    (14.98)   $    (52.99)   $    (47.28)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                  ============================================
                                                    Limited         General
                                     Total          Partners        Partner
                                  --------------------------------------------
Partners' capital -
  (deficit)
  April 1, 2004                   $ 15,542,747    $ 15,773,447    $   (230,700)

Net loss - nine
  months ended
  December 31, 2004                 (2,325,098)     (2,301,847)        (23,251)
                                  ------------    ------------    ------------

Partners' capital -
  (deficit)
  December 31, 2004               $ 13,217,649    $ 13,471,600    $   (253,951)
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

                                                  ==========================
                                                      Nine Months Ended
                                                         December 31,
                                                  --------------------------
                                                     2004            2003
                                                  --------------------------
Cash flows from operating activities:
Net loss                                          $(2,325,098)   $(2,074,539)
                                                  -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                       2,015,035      2,041,131
Minority interest in loss of subsidiaries             (78,827)      (186,379)
Increase in cash held in escrow                      (224,049)      (536,721)
Decrease in other assets                               43,554         56,948
Increase in accounts payable and
  other liabilities                                   740,810        623,567
Increase in due to local general
  partners and affiliates                              15,012          5,917
Decrease in due to local general
  partners and affiliates                              (3,760)       (17,369)
Increase due to general partner
  and affiliates                                      435,919        449,806
                                                  -----------    -----------
Total adjustments                                   2,943,694      2,436,900
                                                  -----------    -----------
Net cash provided by operating
  activities                                          618,596        362,361
                                                  -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                    (46,158)       (19,540)
Increase in cash held in escrow                      (176,692)       (21,221)
Decrease in due to local general
  partners and affiliates                             (57,726)       (18,167)
                                                  -----------    -----------
Net cash used in investing activities                (280,576)       (58,928)
                                                  -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ==========================
                                                      Nine Months Ended
                                                         December 31,
                                                  --------------------------
                                                     2004            2003
                                                  --------------------------
Cash flows from financing activities:
Repayments of mortgage notes                         (291,130)      (262,691)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   (48,626)       (63,470)
                                                  -----------    -----------
Net cash used in
  financing activities                               (339,756)      (326,161)
                                                  -----------    -----------
Net decrease in cash and
  cash equivalents                                     (1,736)       (22,728)
Cash and cash equivalents at
  beginning of period                                 526,645        556,259
                                                  -----------    -----------
Cash and cash equivalents at
  end of period                                   $   524,909    $   533,531
                                                  ===========    ===========

Supplemental disclosures of noncash activities:
Decrease in construction loan payable             $         0    $  (600,000)
Increase in mortgage notes payable                          0        600,000


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2004. All subsidiaries have fiscal quarters ending September 30, 2004. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $4,000 and $14,000 and $11,000 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003 and its cash flows for the nine months ended December 31, 2004 and 2003. However, the operating results for the nine months ended December 31, 2004 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)



Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 were as follows:

                         Three Months Ended    Nine Months Ended
                             December 31,          December 31,
                         -------------------   -------------------
                           2004       2003       2004       2003
                         -------------------   -------------------
Partnership manage-
  ment fees (a)          $ 65,891   $ 95,500   $242,641   $286,500
Expense reimburse-
  ment (b)                 51,027     27,319    116,857    100,260
Local administrative
  fee (c)                  15,000     16,000     47,000     49,000
                         --------   --------   --------   --------
Total general and
  administrative-
  General Partner         131,918    138,819    406,498    435,760
                         --------   --------   --------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary partner-
  ships' general part-
  ners (d)                 69,226     69,921    252,445    209,922
                         --------   --------   --------   --------
Total general and
  administrative-
  related parties        $201,144   $208,740   $658,943   $645,682
                         ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,448,000 and $2,205,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $158,603 and $112,822 and $407,220 and $336,256 for the three and nine months ended December 31, 2004 and 2003, respectively. Of these fees $69,226 and $69,921 and $252,445 and $209,922 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated aggregate future minimum payments due under the term of the lease were $930,942 as of March 31, 2004. During the 2004 fiscal year, Tobias has made all the payments that were in arrears and is currently making its regular monthly payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level.

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $252,000 remains to be paid to the Local Partnerships (not including approximately $130,000 being held in escrow).

For the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $2,000 due to purchases of property and equipment ($46,000), a decrease in due to local general partners and affiliates relating to investing activities ($58,000), an increase in cash held in escrow relating to investing activities ($177,000), repayments of mortgage notes ($291,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($49,000) which exceeded cash provided by operating activities ($619,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $2,015,000.

During the nine months ended December 31, 2004, the Partnership received approximately $29,000 of distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,448,000 and $2,205,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through December 31, 2004, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2004 and 2003 consisted primarily of the results of the Partnership's investment in twenty consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 4% for both the three and nine months ended December 31, 2004 as compared to 2003, primarily due to an increase in rental rates.

Other income decreased $33,000 for the nine months ended December 31, 2004 as compared to 2003, primarily due to a realized gain on marketable securities sold during the second quarter of 2003 at one Local Partnership.

Total expenses, excluding insurance remained fairly consistent with increases of approximately 1% and 3% for the three and nine months ended December 31, 2004 as compared to 2003.

Insurance increased approximately $9,000 and $61,000 for the three and nine months ended December 31, 2004 as compared to 2003, primarily due to increases in insurance premiums at the Local Partnerships.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds - None

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


Date:  February 3, 2005

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President
                                 (Principal Executive Officer and
                                  Principal Financial Officer)

Date:  February 3, 2005

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: February 3, 2005
               ----------------

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     February 3, 2005