Form 10-K
period 2005-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2005-06-10
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)


            Delaware                                            13-3746339
--------------------------------                          ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                              10022
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Interests and Beneficial Assignment Certificates

       (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $14,147,000, based on Limited Partner equity as of such date.


                       DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     PART I


Item 1.  Business

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% other than one Local Partnership in which the Partnership's investment is 41.86%. As of March 31, 2005, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2005, approximately $35,051,000 (including approximately $3,142,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of net proceeds has been invested in Local Partnerships of which approximately $324,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $130,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $5,580,448, $5,683,281 and $5,683,279 in Tax Credits during the years ending December 31, 2004, 2003 and 2002, respectively.

Tax Credits are attached to Local Partnership for a period of 10 years (the "Tax Credit Period") and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Tax

Credit Periods are scheduled to expire at various times through December 31, 2009 with respect to the Local Partnerships depending upon when the Tax Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has not recorded any impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

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

Item 2. Properties.

As of March 31, 2005, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes.
Except for the interest in New Zion Apartments, L.P. ("New Zion") and the Brannon Group, L.C. ("Brannon Group"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interest in the Local Partnership (the other 57.59% limited partnership interest is owned by affiliates of the Partnership, with the same management). The Partnership's investment in Brannon Group represents 53.85% of the partnership interest in the Local Partnership (the other 46.14% limited partnership interest is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local
Partnerships and their properties, including any encumbrances affecting the properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule
                           --------------------------

                                                                   % of Units Occupied at May 1,
               Name and Location                   ---------------------------------------------------------------
               (Number of Units)                   Date Acquired    2005      2004      2003      2002      2001
-------------------------------------------------  -------------  --------  --------  --------  --------  --------
 Edward Hotel Limited Partnership
  Los Angeles, CA (47)                             November 1994     94%       96%       91%       91%      100%

 Pacific-East L.P.
  Brooklyn, NY (39)                                December 1994    100%      100%       98%      100%      100%

 Overtown Development Group, Ltd.
  Miami, FL (65)                                   December 1994     83%       72%       82%       91%       89%

 Sumpter Commons Associates, L.P.                     April 1995    100%      100%      100%      100%      100%
  Brooklyn, NY (21)

 Park Housing Limited Partnership                       May 1995     97%       97%       93%      100%       97%
  Hartford, CT  (30)

 Livingston  Manor Urban Renewal  Associates, L.P.     June 1995     96%      100%       98%      100%       98%
  New Brunswick, NJ (50)

 Jefferis Square Housing Partnership L.P.              June 1995     97%      100%      100%       97%      100%
  Chester, PA (36)

 2301 First Avenue Limited Partnership               August 1995    100%       98%       99%      100%       98%
  New York, NY (92)

 Lewis Street L.P.                                  October 1995     88%       84%      100%       91%       88%
  Buffalo, NY (32)

 Savannah Park Housing Limited Partnership          October 1995     95%       89%       75%       86%       84%
  Washington, DC  (64)

 Brannon Group, L.C.                               December 1995     94%       96%       96%       98%       88%
  Leisure City, FL (80)

 Mansion Court Phase II Venture                    December 1995     79%      100%       95%      100%       95%
  Philadelphia, PA (19)

 Primm Place Partners, L.P.                        December 1995     95%       99%       96%       94%       98%
  St. Louis, MI (128)

 BK-9-A Partners L.P.                              December 1995    100%      100%       96%       91%      100%
  Brooklyn, NY (23)

 BK-10K Partners L.P.                              December 1995     96%      100%       95%       90%       96%
  Brooklyn, NY (21)

 Aspen-Olive Associates
  Philadelphia, PA (22)                             October 1996    100%      100%      100%      100%      100%

 West Mill Creek Associates III L.P.
  Philadelphia, PA (72)                             January 1997     99%       99%       99%       99%      100%

 Universal Court Associates
  Philadelphia, PA (32)                               April 1997    100%       88%       97%      100%      100%

 New Zion Apartments
  Shreveport, LA (100)                             November 1997     94%       96%       95%       88%      100%

 Dreitzer House
  New York, NY (32)                                December 1997     95%      100%      100%      100%       97%


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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2005, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which $3,273,000 has expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2005, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 11, 2005, the Partnership has approximately 2,541 registered holders of an aggregate of 43,440 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                              Years Ended March 31,
                                    ------------------------------------------------------------------------
            OPERATIONS                  2005           2004           2003           2002           2001
----------------------------------  ------------   ------------   ------------   ------------   ------------
 Revenues                           $  7,021,653   $  6,719,811   $  6,408,871   $  6,452,014   $  6,332,726

 Operating expenses                  (10,353,250)   (10,014,054)    (9,886,082)   (10,465,208)    (9,597,628)
                                    ------------   ------------   ------------   ------------   ------------

 Net loss before minority interest    (3,331,597)    (3,294,243)    (3,477,211)    (4,013,194)    (3,264,902)

 Minority interest in loss of
  subsidiary partnerships                 92,458        281,138        293,278        670,493         21,134
                                    ------------   ------------   ------------   ------------   ------------


 Net loss                           $ (3,239,139)  $ (3,013,105)  $ (3,183,933)  $ (3,342,701)  $ (3,243,768)
                                    ============   ============   ============   ============   ============

 Net loss per weighted average
  BAC                               $     (73.82)  $     (68.67)  $     (72.56)  $     (76.18)  $     (73.93)
                                    ============   ============   ============   ============   ============

                                                                   March 31,
                                    ------------------------------------------------------------------------
        FINANCIAL POSITION              2005           2004           2003           2002           2001
----------------------------------  ------------   ------------   ------------   ------------   ------------

 Total assets                       $ 71,114,696   $ 73,610,412   $ 76,223,243   $ 78,982,075   $ 82,660,313
                                    ============   ============   ============   ============   ============

 Total liabilities                  $ 56,498,597   $ 55,499,430   $ 54,524,974   $ 53,786,549   $ 54,434,413
                                    ============   ============   ============   ============   ============

 Minority interest                  $  2,312,491   $  2,568,235   $  3,142,417   $  3,455,741   $  3,143,414
                                    ============   ============   ============   ============   ============

 Total partners' capital            $ 12,303,608   $ 15,542,747   $ 18,555,852   $ 21,739,785   $ 25,082,486
                                    ============   ============   ============   ============   ============


During the years ended March 31, 2005, 2004, 2003, 2002 and 2001, respectively, total assets decreased primarily due to depreciation.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2005, the Partnership has invested approximately $35,051,000 (including approximately $3,142,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of net proceeds in twenty Local Partnerships of which approximately $324,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $130,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2005, the Partnership paid approximately $2,000 to Local Partnerships. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

During the year ended March 31, 2005, cash and cash equivalents decreased approximately $18,000. This decrease is due to the principal payments of mortgage notes ($507,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($163,000), acquisition of property and equipment ($122,000), an increase in cash held in escrow relating to investing activities ($94,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($56,000) which exceeded cash provided by operating activities ($924,000). Included in the adjustments to reconcile the net loss to net cash provided by operations is depreciation and amortization of approximately $2,708,000.

A working capital reserve had previously been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2005, all funds were used.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2005, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which $3,273,000 has expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $2,540,000 and $2,205,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

Total expenses for the year ended March 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $5,077,229 and $4,751,804. For the years ended March 31, 2005 and 2004, accounts payable and other liabilities totaled $7,641,324 and $6,704,508, which is comprised of the following amounts:


                                                             March 31,
                                                   ----------------------------
                                                      2005              2004
                                                   ----------        ----------
Accounts payable                                   $  629,626        $2,297,066
                                                   ----------        ----------
Accrued interest payable                            6,586,148         4,018,732
                                                   ----------        ----------
Security deposits payable                             425,550           388,710
                                                   ----------        ----------

   Total accounts payable                          $7,641,324        $6,704,508
                                                   ==========        ==========


As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 86% and 60% of the total accounts payable and other liabilities amount at March 31, 2005 and 2004, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the Consolidated Balance Sheets.

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.


                                    Less than       1 - 3         3 -5        More than
                        Total         1 Year        Years         Years        5 Years
                     -----------   -----------   -----------   -----------   -----------
Mortgage notes
   payable (a)       $42,341,110   $   650,916   $ 1,251,391   $ 2,004,070   $38,434,733
Land lease
   obligations (b)       907,919        36,587        42,504        42,504       786,324
                     -----------   -----------   -----------   -----------   -----------

   Total             $43,249,029   $   687,503   $ 1,293,895   $ 2,046,574   $39,221,057
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

(b) One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Additional rent of $322 per month up to $100,000, will be paid during the final term to reimburse the Agency for site improvement costs.

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

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2005, the Partnership has not recorded or classified any property and equipment as held for sale.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                   Years Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $ 96,706       $111,481       $ 99,365
Other                                      321,043        234,956        152,904
                                          --------       --------       --------

   Total other revenue                    $417,749       $346,437       $252,269
                                          ========       ========       ========


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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years).

The net loss for the 2004, 2003 and 2002 Fiscal Years aggregated $3,239,139, $3,013,105 and $3,183,933, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,580,448, $5,683,281 and $5,683,279 Housing Tax Credits during the 2004, 2003 and 2002, tax years, respectively.

2004 vs. 2003
-------------

Rental income increased approximately 4% for the 2004 fiscal Year compared to the 2003 Fiscal Year, primarily due to rental rate increases.

Other income increased approximately $71,000 for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to a gain on the disposal of property at one Local Partnership and a gain on the disposal of investments at a second Local Partnership.

General and administrative - related party expenses increased approximately $81,000 for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to a supervisory and incentive property management fee incurred to an affiliate at one Local Partnership and an increase in partnership management fees at the Partnership level.

Operating expenses increased approximately $108,000 for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to an increase in water and sewer expenses at two of the Local Partnerships.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data


                                                                                      Sequential
                                                                                         Page
                                                                                      ----------
(a) 1.  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm                           12

        Consolidated Balance Sheets at March 31, 2005 and 2004                            51

        Consolidated Statements of Operations for the Years Ended March 31, 2005,
          2004 and 2003                                                                   52

        Consolidated Statements of Changes in Partners' Capital (Deficit) for the
          Years Ended March 31, 2005, 2004 and 2003                                       53

        Consolidated Statements of Cash Flows for the Years Ended March 31, 2005,
          2004 and 2003                                                                   54

        Notes to Consolidated Financial Statements                                        55


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for sixteen (2004, 2003 and 2002 Fiscal Years), subsidiary partnerships whose losses aggregated $1,834,204, $2,103,161 and $2,266,539 for the years ended March 31, 2005, 2004 and 2003, respectively, and whose assets constituted 68% and 67% of the Partnership's assets at March 31, 2005 and 2004, presented in the accompanying consolidated financial statements. The financial statements for sixteen (2004, 2003 and 2002 Fiscal Year), subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 9, 2005

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
January 17, 2005

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
January 30, 2004

[REZNICK GROUP, P.C,]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheets of Pacific-East L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
February 4, 2005

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 22, 2004

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2004 and 2003, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 1st, 2005

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

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 4, 2004

[LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2004, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2004, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 26, 2005

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

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2003

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT
----------------------------

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 2004, and the related statements of operations and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 2004, and the results of its operations and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
January 19, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 13, 2004

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2004 and 2003 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 26, 2005 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 26, 2005

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

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing
Limited Partnership

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
March 8, 2005

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 24, 2004

[Goldstein Schechter Price Lucas Horwitz & Co., PA LETTERHEAD]

Independent Auditor's Report

To the Managers of Brannon Group, L.C.
(A Limited Liability Company)
Coral Gables, Florida

We have audited the accompanying balance sheet of Brannon Group, L.C. (a limited Liability Company) as of December 31, 2004 and the related statement of operations, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Schechter Price Lucas Horwitz & Co., P.A.
Coral Gables, FL
March 31, 2005

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

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 22, 2003, except for Note 9,
which is as of March 7, 2003

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheets of Mansion Court Phase II Venture as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture at December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 4, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

[RUBIN BROWN GORNSTEIN & CO. LLP]
[RBG & CO. LETTERHEAD]

Independent Auditors' Report

To the Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., Project No. MT95-650, a limited partnership, as of December 31, 2004 and 2003, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 17 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Rubin, Brown, Gornstein & Co.  LLP
February 3, 2005
St. Louis, Missouri

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

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2004 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2004, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
February 8, 2005

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

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2004 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2004, and the results of its operations, changes in its partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
February 11, 2005

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

/s/ Raines & Fischer
New York, New York
February 5, 2003

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheets of Aspen-Olive Associates as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 21, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[ASHER & COMPANY, LTD. LETTERHEAD]

Independent Auditors' Report

The Partners
West Mill Creek Associates III
T/A Jameson Court
Marlton, New Jersey

We have audited the accompanying balance sheets of WEST MILL CREEK ASSOCIATES III T/A JAMESON COURT (A LIMITED PARTNERSHIP), PHFA PROJECT NO. 0-0476, as of December 31, 2004 and 2003 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEST MILL CREEK ASSOCIATES III T/A JAMESON COURT (A LIMITED PARTNERSHIP), PHFA PROJECT NO. 0-0476, as of
December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 22, 2005 on our consideration of WEST MILL CREEK ASSOCIATES III'S T/A JAMESON COURT (A LIMITED PARTNERSHIP), PHFA PROJECT NO. 0-0476, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
January 28, 2005

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

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Universal Court Associates

We have audited the accompanying balance sheets of Universal Court Associates as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore Maryland
February 11, 2005

[COLE, EVANS & PETERSON LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2004, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 2004, and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2004 taken as a whole. The accompanying supplemental information (Schedules 1 through 8) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued reports dated January 26, 2005 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
January 26, 2005

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 2003

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2005            2004
                                                                               ------------    ------------
 Property and equipment - at cost, less accumulated  depreciation
  (Notes 2 and 4)                                                              $ 63,743,994    $ 66,272,924
 Cash and cash equivalents (Notes 2 and 10)                                         508,848         526,645
 Cash held in escrow (Note 5)                                                     5,453,667       5,374,346
 Deferred costs, less accumulated amortization (Notes 2 and 6)                      708,234         765,730
 Other assets                                                                       699,953         670,767
                                                                               ------------    ------------

 Total assets                                                                  $ 71,114,696    $ 73,610,412
                                                                               ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
  Mortgage notes payable (Note 7)                                              $ 42,341,110    $ 42,847,861
  Accounts payable                                                                  629,626       2,297,066
  Accrued interest payable                                                        6,586,148       4,018,732
  Security deposits payable                                                         425,550         388,710
  Due to local general partners and affiliates (Note 8)                           1,960,416       1,960,552
  Due to general partner and affiliates (Note 8)                                  4,555,747       3,986,509
                                                                               ------------    ------------

Total liabilities                                                                56,498,597      55,499,430
                                                                               ------------    ------------

Minority interest (Note 2)                                                        2,312,491       2,568,235
                                                                               ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding) (Note 1)                 12,566,700      15,773,447
  General Partner                                                                  (263,092)       (230,700)
                                                                               ------------    ------------

Total partners' capital (deficit)                                                12,303,608      15,542,747
                                                                               ------------    ------------

Total liabilities and partners' capital                                        $ 71,114,696    $ 73,610,412
                                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Years Ended March 31,
                                                       --------------------------------------------
                                                           2005            2004*           2003
                                                       ------------    ------------    ------------
Revenues
Rental income                                          $  6,603,904    $  6,373,374    $  6,156,602
Other income                                                417,749         346,437         252,269
                                                       ------------    ------------    ------------

                                                          7,021,653       6,719,811       6,408,871
                                                       ------------    ------------    ------------

Expenses
General and administrative                                1,817,738       1,675,423       1,876,434
General and administrative-related parties (Note 8)         881,185         800,267         788,862
Repairs and maintenance                                   1,555,575       1,510,158       1,188,564
Operating and other                                         898,314         790,045         790,629
Real estate taxes                                           278,986         293,958         326,075
Insurance                                                   526,616         482,220         442,874
Financial, principally interest                           1,686,818       1,721,883       1,714,331
Depreciation and amortization                             2,708,018       2,740,100       2,758,313
                                                       ------------    ------------    ------------

Total expenses                                           10,353,250      10,014,054       9,886,082
                                                       ------------    ------------    ------------

Net loss before minority interest                        (3,331,597)     (3,294,243)     (3,477,211)

Minority interest in loss of subsidiary partnerships         92,458         281,138         293,278
                                                       ------------    ------------    ------------

Net loss                                               $ (3,239,139)   $ (3,013,105)   $ (3,183,933)
                                                       ============    ============    ============

Net loss - Limited Partners                            $ (3,206,747)   $ (2,982,974)   $ (3,152,094)
                                                       ============    ============    ============

Number of BACs outstanding                                   43,440          43,440          43,440
                                                       ============    ============    ============

Net loss per BAC                                       $     (73.82)   $     (68.67)   $     (72.56)
                                                       ============    ============    ============


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                 Limited         General
                                                  Total          Partners        Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2002    $ 21,739,785    $ 21,908,515    $   (168,730)

Net loss                                         (3,183,933)     (3,152,094)        (31,839)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003     18,555,852      18,756,421        (200,569)

Net loss                                         (3,013,105)     (2,982,974)        (30,131)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004     15,542,747      15,773,447        (230,700)

Net loss                                         (3,239,139)     (3,206,747)        (32,392)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2005   $ 12,303,608    $ 12,566,700    $   (263,092)
                                               ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       Years Ended March 31,
                                                             -----------------------------------------
                                                                2005           2004           2003
                                                             -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                     $(3,239,139)   $(3,013,105)   $(3,183,933)
                                                             -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided
 by operating activities:
Depreciation and amortization                                  2,708,018      2,740,100      2,758,313
Minority interest in loss of subsidiary partnerships             (92,458)      (281,138)      (293,278)
Loss on disposal of property and equipment                             0              0         47,532
(Increase) decrease in assets:
Cash held in escrow                                               14,897         62,085        (28,552)
Other assets                                                     (29,186)       (16,258)        (1,788)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                           936,816        895,269        889,084
Due to local general partners and affiliates                      71,824         11,445         50,629
Due to local general partners and affiliates                     (15,689)        (5,818)       (76,702)
Due to general partners and affiliates                           569,238        515,941        621,867
                                                             -----------    -----------    -----------

Total adjustments                                              4,163,460      3,921,626      3,967,105
                                                             -----------    -----------    -----------

Net cash provided by operating activities                        924,321        908,521        783,172
                                                             -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                           (121,592)      (422,598)       (41,219)
Proceeds from disposal of property and equipment                       0              0        335,552
(Increase) decrease in cash held in escrow                       (94,218)       257,286       (464,599)
Decrease in due to local general partners and affiliates         (56,210)       (44,967)      (325,647)
Increase in due to local general partners and affiliates               0              0          8,056
                                                             -----------    -----------    -----------

Net cash used in investing activities                           (272,020)      (210,279)      (487,857)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                            (506,751)      (466,263)      (454,435)
(Decrease) increase in due to local general partners
 and affiliates                                                      (61)        68,849         25,573
Increase in deferred costs                                             0        (37,398)             0
Decrease in capitalization of consolidated subsidiaries
 attributable to minority interest                              (163,286)      (293,044)       (20,046)
                                                             -----------    -----------    -----------

Net cash used in financing activities                           (670,098)      (727,856)      (448,908)
                                                             -----------    -----------    -----------

Net decrease in cash and cash equivalents                        (17,797)       (29,614)      (153,593)

Cash and cash equivalents at beginning of year                   526,645        556,259        709,852
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of year                     $   508,848    $   526,645    $   556,259
                                                             ===========    ===========    ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                       $   721,421    $   758,563    $   807,554
                                                             ===========    ===========    ===========

Supplemental disclosure of noncash investing and financing activities:

Mortgage notes payable converted from construction
 notes payable                                               $         0    $   600,000    $         0
                                                             ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

As of March 31, 2005, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

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


NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2005, 2004 and 2003, respectively, (the 2004, 2003 and 2002 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $20,000, $18,000 and $18,000 for the years ended March 31, 2005, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2005, the Partnership has not recorded or classified any property and equipment as held for sale.

e) Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                  Years Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $ 96,706       $111,481       $ 99,365
Other                                      321,043        234,956        152,904
                                          --------       --------       --------

   Total other revenue                    $417,749       $346,437       $252,269
                                          ========       ========       ========


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

i) New Accounting Pronouncements

On December 16, 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:


                                                March 31, 2005                  March 31, 2004
                                         ---------------------------     ---------------------------
                                          Carrying                        Carrying
                                           Amount         Fair Value       Amount         Fair Value
                                         -----------      ----------     -----------      ----------
Mortgage notes payable for which it is:

Practicable to estimate fair value       $10,147,314      $9,073,620     $10,386,051      $9,260,654
Not practicable                           32,193,796               *      32,461,810               *


* Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

Management believes it is not practical to estimate the fair value of due to local and general partners and affiliates because market information on such unique loans are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:




                                              March 31,              Estimated
                                    ----------------------------    Useful Lives
                                        2005            2004          (Years)
                                    ------------    ------------    ------------
Land                                $  1,166,783    $  1,166,783        --
Building and improvements             83,662,560      83,563,525       20-40
Furniture and fixtures                 1,247,107       1,244,550        5-12
                                    ------------    ------------
                                      86,076,450      85,974,858

Less: Accumulated depreciation       (22,332,456)    (19,701,934)
                                    ------------    ------------

                                    $ 63,743,994    $ 66,272,924
                                    ============    ============


Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2005 and 2004, respectively. In addition, as of March 31, 2005 and 2004, building and improvements include $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the local general partners and affiliates as of March 31, 2005 and 2004. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to $2,650,522, $2,683,851 and $2,700,555, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



During the year ended March 31, 2005, $20,000 of accumulated depreciation was written off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                              March 31,
                                                      --------------------------
                                                         2005            2004
                                                      ----------      ----------
Purchase price payments*                              $  130,418      $  132,175
Real estate taxes, insurance and other                 3,491,466       3,506,363
Reserve for replacements                               1,831,783       1,735,808
                                                      ----------      ----------

                                                      $5,453,667      $5,374,346
                                                      ==========      ==========


* Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                               March 31,
                                      --------------------------
                                         2005           2004           Period
                                      -----------    -----------    ------------
Financing costs                       $ 1,265,159    $ 1,265,159         *
Less: Accumulated amortization           (556,925)      (499,429)
                                      -----------    -----------

                                      $   708,234    $   765,730
                                      ===========    ===========


* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2005, 2004 and 2003 amounted to $57,496, $56,249 and $57,758, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $93,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Annual principal payment requirements, as of March 31, 2005 for each of the next five fiscal years and thereafter, are as follows:


Fiscal Year Ending       Amount
------------------    -----------
2005                  $   650,916
2006                      600,320
2007                      651,074
2008                    1,446,976
2009                      557,094
Thereafter             38,434,733
                      -----------

                      $42,341,110
                      ===========


Accrued interest payable as of March 31, 2005 and 2004 was approximately $6,586,000 and $4,019,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $18,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2005, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which $3,273,000 has expired. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. Management does not expect the expiration of such guarantees to have a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 31, 2005, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provision of FASB Interpretation No. 45 would have on the Partnership's future financial position or results of operations.

B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2005, 2004 and 2003 were as follows:


                                                          Years Ended March 31,
                                                      ------------------------------
                                                        2005       2004       2003
                                                      --------   --------   --------
Partnership management fees (a)                       $334,141   $313,389   $331,132
Expense reimbursement (b)                              152,857    144,110    149,036
Local administrative fees (d)                           60,250     62,750     65,500
                                                      --------   --------   --------

Total  general and  administrative-General Partner     547,248    520,249    545,668
                                                      --------   --------   --------

Property management fees incurred to affiliates of
 the subsidiary  partnerships' general partners (c)    333,937    280,018    243,194
                                                      --------   --------   --------

Total  general and  administrative-related parties    $881,185   $800,267   $788,862
                                                      ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,540,000 and $2,205,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



(c) Property management fees incurred by Local Partnerships amounted to $540,772, $477,876 and $438,586 for the years ended March 31, 2005, 2004 and
2003, respectively. Of these fees, $333,937, $280,018 and $243,194 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:


                                                              March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
Operating advances                                   $   32,753       $   39,518
Development fee payable                               1,444,491        1,500,701
Other capitalized costs                                  16,335           16,335
Construction costs payable                              154,543          154,543
General Partner loan payable                            218,008          218,069
Management and other operating fees                      94,286           31,386
                                                     ----------       ----------

                                                     $1,960,416       $1,960,552
                                                     ==========       ==========


D) Advances from Partnership to Local Partnerships

As of March 31, 2005, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $3,169,000. During the year ended March 31, 2005, the Partnership has advanced approximately $5,000 in operating advances to the Local Partnerships. Such advances are eliminated in consolidation. The following table summarizes these advances:


                                                              March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
New Zion                                             $  191,070       $  191,070
Knickerbocker Avenue                                    454,441          454,441
Lafayette Avenue                                        416,094          416,094
Eastern Parkway                                       1,016,321        1,016,321
2301 First Avenue                                     1,063,628        1,063,628
Sumpter Commons                                          27,126           22,051
                                                     ----------       ----------

                                                     $3,168,680       $3,163,605
                                                     ==========       ==========


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:


                                                                          Years Ended December 31,
                                                                 -----------------------------------------
                                                                    2004           2003           2002
                                                                 -----------    -----------    -----------
Financial statement net loss                                     $(3,239,139)   $(3,013,105)   $(3,183,933)

Differences between depreciation and amortization expense
  records for financial reporting purposes and the accelerated
  costs recovery system utilized for income tax purposes            (199,664)      (414,282)      (302,859)

Differences resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes         67,422        (22,792)       (27,154)

Other, including accruals for financial reporting not
  deductible for tax purposes until paid                              46,799        (96,387)       147,826
                                                                 -----------    -----------    -----------

Net loss as shown on the income tax return for the calendar
  year ended                                                     $(3,324,582)   $(3,546,566)   $(3,366,120)
                                                                 ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 10 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004.


                                              Quarter Ended
                        --------------------------------------------------------
                          June 30,     September 30,  December 31,    March 31,
     OPERATIONS             2004           2004          2004           2005
---------------------   -----------    ------------   -----------    -----------
Revenues                $ 1,671,775    $ 1,678,727    $ 1,716,121    $ 1,955,030

Operating expenses       (2,550,959)    (2,515,819)    (2,403,770)    (2,882,702)
                        -----------    -----------    -----------    -----------

Loss before minority
 interest                  (879,184)      (837,092)      (687,649)      (927,672)

Minority interest in
 loss of subsidiaries        65,243          8,033          5,551         13,631
                        -----------    -----------    -----------    -----------

Net loss                $  (813,941)   $  (829,059)   $  (682,098)   $  (914,041)
                        ===========    ===========    ===========    ===========

Net loss per weighted
 average BAC            $    (18.55)   $    (18.89)   $    (15.55)   $    (20.83)
                        ===========    ===========    ===========    ===========


                                              Quarter Ended
                        --------------------------------------------------------
                          June 30,     September 30,  December 31,    March 31,
     OPERATIONS             2003           2003          2003           2004
---------------------   -----------    ------------   -----------    -----------
Revenues                $ 1,657,817    $ 1,623,365    $ 1,642,216    $ 1,796,413

Operating expenses       (2,405,829)    (2,411,472)    (2,367,015)    (2,829,738)
                        -----------    -----------    -----------    -----------

Loss before minority
 interest                  (748,012)      (788,107)      (724,799)    (1,033,325)

Minority interest in
 loss of subsidiaries        48,958         70,047         67,374         94,759
                        -----------    -----------    -----------    -----------

Net loss                $  (699,054)   $  (718,060)   $  (657,425)   $  (938,566)
                        ===========    ===========    ===========    ===========

Net loss per weighted
 average BAC            $    (15.93)   $    (16.37)   $    (14.98)   $    (21.39)
                        ===========    ===========    ===========    ===========



NOTE 11 - Commitments and Contingencies

a) Leases

Savanah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:


2005                                     $   36,587
2006                                         21,252
2007                                         21,252
2008                                         21,252
2009                                         21,252
Thereafter                                  786,324
                                         ----------
                                         $  907,919
                                         ==========


As of December 31, 2004, the subsidiary partnership was in default on the lease agreement. For the years ended December 31, 2004 and 2003, $18,836 and $19,481, respectively, have been paid under the terms of the lease and $13,199 and $14,648, respectively, remained payable.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $150,000 at March 31, 2005.

c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or HUD based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,580,448, $5,683,281 and $5,683,279 Tax Credits during the 2004, 2003 and 2002 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Certain information concerning the directors and executive officers of RIAI III is set forth below.


Name                                 Position
--------------------                 -------------------
Alan P. Hirmes                       Director and President

Stuart J. Boesky                     Senior Vice President

Marc D. Schnitzer                    Vice President

Denise  L.   Kiley (1)               Vice President

Glenn F. Hopps                       Treasurer

Teresa Wicelinski                    Secretary


(1) On February 25, 2005, Ms. Kiley announced her retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of RIAI III. Upon her retirement, she will also resign from her position as Vice President of RIAI III.

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 44, is responsible both for financial restructuring of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters


                                        Name and Address of               Amount and Nature of         Percentage
Title of Class                         Beneficial Ownership               Beneficial Ownership          of Class
-----------------------------    --------------------------------    -----------------------------     ----------
                                 Related Independence Associates
                                 III L.P.
General Partnership Interest     625 Madison Avenue                  $1,000 capital contribution -
 in the Partnership              New York, NY 10022                  directly owned                       100%


Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of June 2, 2005, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.


                                       Amount and Nature of
Name of Beneficial Owner (1)           Beneficial Ownership     Percent of Class
------------------------               --------------------     ----------------
Lehigh Tax Credit Partners, Inc.       3,242.94 (2) (3)               7.5%

J. Michael Fried                       3,242.94 (2) (3)               7.5%

Alan P. Hirmes                         3,242.94 (2) (3)               7.5%

Stuart J. Boesky                       3,242.94 (2) (3)               7.5%

Stephen M. Ross                        3,242.94 (2) (3)               7.5%

Marc D. Schnitzer                      3,242.94 (2) (3)               7.5%

Denise L. Kiley                        3,242.94 (2) (3)               7.5%

Glenn F. Hopps                         -                              -

Teresa Wicelinski                      -                              -

All directors and executive  officers
of  the   general   partner   of  the
Related  General  Partner  as a group
(nine persons)                         3,242.94 (2) (3)               7.5%


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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $52,700 and $51,200, respectively.

Audit Related Fees
------------------
None.

TAX FEES
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $8,700 and $8,300, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules


                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm                       12

          Consolidated Balance Sheets at March 31, 2005 and 2004                        51

          Consolidated  Statements of  Operations  for the Years Ended March 31,
           2005, 2004 and 2003                                                          52

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for
           the Years Ended March 31, 2005, 2004 and 2003                                53

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,
           2005, 2004 and 2003                                                          54

          Notes to Consolidated Financial Statements                                    55

(a) 2.    Consolidated Financial Statement Schedules
          ------------------------------------------

          Report of Independent Registered Public Accounting Firm                       72

          Schedule I - Condensed Financial Information of Registrant                    73

          Schedule III - Real Estate and Accumulated Depreciation                       76

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

(10A)     Form of Subscription  Agreement  attached to the Prospectus as Exhibit
          B**

(10B)     Escrow  Agreement  between  Independence  Tax Credit Plus L.P. III and
          Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)     Form of Amended  and  Restated  Agreement  of Limited  Partnership  of
          Local Partnerships*

(21)      Subsidiaries of the Registrant                                                 67

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).                    70

(32.1)    Certification  Pursuant  to Rule  13a-14(b)  or  Rule  15d-14(b)  and
          Section 1350 of Title 18 of the United  States Code (18 U.S.C.  1350).         71

          * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

          ** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}



                                                                    Jurisdiction
                                                                         of
          Subsidiaries of the Registrant (Exhibit 21)               Organization
          ------------------------------                            ------------
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



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                           By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner



                           By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date: June 10, 2005             By:  /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     President
                                     (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                            Title                          Date
------------------   -------------------------------------------    ------------


/s/ Alan P. Hirmes   President and Director (principal
------------------   executive and financial officer) of
Alan P. Hirmes       Related Independence Associates III Inc.      June 10, 2005
                                                                   -------------

/s/ Glenn F. Hopps   Treasurer (principal accounting officer) of
------------------   Related Independence Associates III Inc.      June 10, 2005
Glenn F. Hopps                                                     -------------

                                                                    Exhibit 31.1

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of RIAI:

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


         Date: June 10, 2005                By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-K for the year ended March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 10, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 9, 2005 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and
Schedule III as of March 31, 2005. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 9, 2005

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS




                                     ASSETS


                                                                             March 31,
                                                                     -------------------------
                                                                        2005          2004
                                                                     -----------   -----------
Cash and cash equivalents                                            $    25,745   $    33,301
Investment in subsidiary partnerships                                 17,782,444    19,933,240
Cash held in escrow                                                      130,418       132,175
                                                                     -----------   -----------

Total assets                                                         $17,938,607   $20,098,716
                                                                     ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                                $ 3,848,855   $ 3,313,127
Other liabilities                                                          9,244        14,278
                                                                     -----------   -----------

Total liabilities                                                      3,858,099     3,327,405

Partners' capital                                                     14,080,508    16,771,311
                                                                     -----------   -----------

Total liabilities and partners' capital                              $17,938,607   $20,098,716
                                                                     ===========   ===========


Investment in subsidiary partnerships is recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheets will differ from partners' capital shown above.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS


                                                            Years Ended March 31,
                                                  -----------------------------------------
                                                     2005           2004           2003
                                                  -----------    -----------    -----------
Revenues

Other income                                      $       550    $       550    $       350
                                                  -----------    -----------    -----------

Expenses

Administrative and management                          88,148         84,466        119,553
Administrative and management - related parties       486,998        457,499        480,168
                                                  -----------    -----------    -----------

Total expenses                                        575,146        541,965        599,721
                                                  -----------    -----------    -----------

Losses from operations                               (574,596)      (541,415)      (599,371)

Equity in losses of subsidiary partnerships        (2,116,207)    (2,188,649)    (2,307,951)
                                                  -----------    -----------    -----------

Net loss                                          $(2,690,803)   $(2,730,064)   $(2,907,322)
                                                  ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Years Ended March 31,
                                                       -----------------------------------------
                                                          2005           2004           2003
                                                       -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                               $(2,690,803)   $(2,730,064)   $(2,907,322)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                2,116,207      2,188,649      2,307,951
Increase (decrease) in liabilities:
Due to general partners and affiliates                     535,728        492,887        573,577
Other liabilities                                           (5,034)         4,722          4,781
                                                       -----------    -----------    -----------

Total adjustments                                        2,646,901      2,686,258      2,886,309
                                                       -----------    -----------    -----------

Net cash used in operating activities                      (43,902)       (43,806)       (21,013)
                                                       -----------    -----------    -----------

Cash flows from investing activities:

Investment in subsidiary partnerships                       (6,832)      (170,020)             0
Distributions from subsidiary partnerships                  41,421         46,892         27,986
Decrease in cash held in escrow                              1,757        164,967              0
                                                       -----------    -----------    -----------

Net cash provided by investing activities                   36,346         41,839         27,986
                                                       -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents        (7,556)        (1,967)         6,973

Cash and cash equivalents, beginning of year                33,301         35,268         28,295
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                 $    25,745    $    33,301    $    35,268
                                                       ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005


                                                                     Initial Cost to Partnership
                                                                     ----------------------------
                                                                                                    Cost Capitalized
                                                                                                     Subsequent to
                                                                                    Buildings and     Acquisition:
                  Description                       Encumbrances         Land        Improvements     Improvements
------------------------------------------------    ------------     ------------   -------------     ------------
 Apartment Complexes

 Edward Hotel Limited Partnership                   $ (2,399,459)    $    275,000    $    591,240     $  2,580,054
  Los Angeles, CA
 Pacific East, L.P.                                   (2,033,493)           1,950       3,125,584          183,697
  Brooklyn, NY
 Overtown Development Group, Ltd.                     (1,143,773)          52,284       2,627,099          162,091
  Miami, FL
 Sumpter Commons Associates, L.P.                     (1,207,274)             500       1,862,916           50,963
 Park Housing Limited Partnership                       (831,148)           5,000       2,343,351           64,880
 Livingston Manor Urban Renewal Associates, L.P.      (3,080,000)         119,988       7,047,532          632,130
 Jefferis Square Housing Partnership, L.P.            (1,900,000)          55,158               0        4,613,413
 2301 First Avenue Limited Partnership                (4,966,473)          64,350       5,818,269          159,285
 Lewis Street Limited Partnership                     (1,600,000)          7,000                0        2,795,935
 Savannah Park Housing Limited Partnership              (755,060)               0       2,049,888        2,075,042
 Brannon Group, L.C                                   (4,447,496)         380,000       2,598,402        5,487,738
 Independence Tax Credit Fund L.P.
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)                (2,510,527)           1,732         339,661        6,275,119
 Primm Place Partners, L.P.                           (3,750,000)         168,258               0        6,798,948
 BK-9-A Partners L.P.                                   (902,540)               0       1,517,313           56,847
 BK-10K Partners L.P.                                 (1,057,635)          11,000       1,637,762           52,949
 Westmill Creek Associates III L.P.                   (2,877,289)          37,031       6,922,563           29,651
 Universal Court Associates                           (1,650,000)          31,024         279,220        4,663,433
 New Zion Apartments                                    (953,943)          20,000       2,688,770           12,362
 Dreitzer House                                       (4,275,000)               5               0        6,722,063
                                                    ------------     ------------    ------------     ------------

                                                    $(42,341,110)    $  1,230,280    $ 41,449,570     $ 43,416,600
                                                    ============     ============    ============     ============



                                                    Gross Amount at which Carried at Close of Period
                                                    ------------------------------------------------


                                                                     Buildings and
                  Description                             Land        Improvements       Total
------------------------------------------------      ------------   -------------    ------------
 Apartment Complexes

 Edward Hotel Limited Partnership                     $    281,123    $  3,165,171    $  3,446,294
  Los Angeles, CA
 Pacific East, L.P.                                          8,075       3,303,156       3,311,231
  Brooklyn, NY
 Overtown Development Group, Ltd.                           58,408       2,783,066       2,841,474
  Miami, FL
 Sumpter Commons Associates, L.P.                            3,673       1,910,706       1,914,379
 Park Housing Limited Partnership                            8,173       2,405,058       2,413,231
 Livingston Manor Urban Renewal Associates, L.P.           123,161       7,676,489       7,799,650
 Jefferis Square Housing Partnership, L.P.                  39,347       4,629,224       4,668,571
 2301 First Avenue Limited Partnership                      67,523       5,974,381       6,041,904
 Lewis Street Limited Partnership                           10,173       2,772,762       2,782,935
 Savannah Park Housing Limited Partnership                   3,173       4,121,757       4,124,930
 Brannon Group, L.C                                        383,173       8,082,967       8,466,140
 Independence Tax Credit Fund L.P.
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)                       5,123       6,611,389       6,616,512
 Primm Place Partners, L.P.                                 67,777       6,899,429       6,967,206
 BK-9-A Partners L.P.                                        3,173       1,570,987       1,574,160
 BK-10K Partners L.P.                                       14,176       1,687,535       1,701,711
 Westmill Creek Associates III L.P.                         37,649       6,951,596       6,989,245
 Universal Court Associates                                 31,642       4,942,035       4,973,677
 New Zion Apartments                                        20,618       2,700,514       2,721,132
 Dreitzer House                                                623       6,721,445       6,722,068
                                                      ------------    ------------    ------------

                                                      $  1,166,783    $ 84,909,667    $ 86,076,450
                                                      ============    ============    ============




                                                                                             Life on which
                                                                                            Depreciation in
                                                                     Year of                 Latest income
                                                    Accumulated   Construction/   Date      Statements are
                  Description                       Depreciation   Renovation   Acquired    Computed (a)(b)
------------------------------------------------    ------------  ------------  ---------   ---------------
 Apartment Complexes

 Edward Hotel Limited Partnership                   $  1,036,798     1994-95    Nov. 1994        27.5 years
  Los Angeles, CA
 Pacific East, L.P.                                    1,300,761     1994-95    Dec. 1994        27.5 years
  Brooklyn, NY
 Overtown Development Group, Ltd.                        749,356     1994-95    Dec. 1994          40 years
  Miami, FL
 Sumpter Commons Associates, L.P.                        648,228     1995-96    Apr. 1995        27.5 years
 Park Housing Limited Partnership                        766,118     1995-96     May 1995        27.5 years
 Livingston Manor Urban Renewal Associates, L.P.       1,782,666     1995-96    June 1995       15-40 years
 Jefferis Square Housing Partnership, L.P.             1,069,335     1995-96    June 1995       20-40 years
 2301 First Avenue Limited Partnership                 2,246,523     1995-96    Aug. 1995        27.5 years
 Lewis Street Limited Partnership                        903,541     1995-96    Oct. 1995        27.5 years
 Savannah Park Housing Limited Partnership             1,068,570     1995-96    Oct. 1995        27.5 years
 Brannon Group, L.C                                    1,527,282     1995-96    Dec. 1995          40 years
 Independence Tax Credit Fund L.P.
  (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)                 1,377,219     1995-96    Dec. 1995       20-40 years
 Primm Place Partners, L.P.                            1,432,016     1995-96    Dec. 1995       10-40 years
 BK-9-A Partners L.P.                                    385,235     1995-96    Dec. 1995          40 years
 BK-10K Partners L.P.                                    421,395     1995-96    Dec. 1995          40 years
 Westmill Creek Associates III L.P.                    2,462,396     1997-98    Dec. 1996        27.5 years
 Universal Court Associates                              835,374     1997-98    Apr. 1997       20-40 years
 New Zion Apartments                                     814,153     1997-98    Nov. 1997     15-27.5 years
 Dreitzer House                                        1,505,490     1997-99    Dec. 1997        27.5 years
                                                    ------------

                                                    $ 22,332,456
                                                    ============


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition. (b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005
                                   (continued)


                                        Cost of Property and Equipment                   Accumulated Depreciation
                                 -------------------------------------------    -------------------------------------------
                                                                    Year Ended March 31,
                                 ------------------------------------------------------------------------------------------
                                     2005            2004           2003            2005            2004           2003
                                 ------------    ------------   ------------    ------------    ------------   ------------
Balance at beginning of period   $ 85,974,858    $ 85,552,260   $ 85,943,904    $ 19,701,934    $ 17,018,083   $ 14,367,307
Additions during period:
  Improvements                        121,592         422,598         41,219
  Depreciation expense                                                             2,650,522       2,683,851      2,700,555
Reductions during period:
  Dispositions                        (20,000)              0       (432,863)        (20,000)              0        (49,779)
                                 ------------    ------------   ------------    ------------    ------------   ------------

Balance at close of period       $ 86,076,450    $ 85,974,858   $ 85,552,260    $ 22,332,456    $ 19,701,934   $ 17,018,083
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