Form 10-Q
period 2005-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2005-07-28
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)



                     Delaware                                13-3746339
-------------------------------------------------       ------------------------
 (State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                         Identification No.)

      625 Madison Avenue, New York, New York                    10022
-------------------------------------------------       ------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,        March 31,
                                                                                      2005            2005
                                                                                  ------------    ------------
                                                                                  (Unaudited)      (Audited)
                                                      ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $23,015,995 and $22,332,456, respectively                                       $ 63,090,822    $ 63,743,994
Cash and cash equivalents                                                              577,105         508,848
Cash held in escrow                                                                  5,608,464       5,453,667
Deferred costs, less accumulated amortization of $571,246 and
  $556,925, respectively                                                               693,913         708,234
Other assets                                                                           607,735         699,953
                                                                                  ------------    ------------

Total assets                                                                      $ 70,578,039    $ 71,114,696
                                                                                  ============    ============

                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                                            $ 42,235,941    $ 42,341,110
Accounts payable                                                                       821,383         629,626
Accrued interest payable                                                             6,853,755       6,586,148
Security deposits payable                                                              388,010         425,550
Due to local general partners and affiliates                                         1,895,083       1,960,416
Due to general partner and affiliates                                                4,759,859       4,555,747
                                                                                  ------------    ------------

Total liabilities                                                                   56,954,031      55,498,597
                                                                                  ------------    ------------

Minority interest                                                                    2,236,903       2,312,491
                                                                                  ------------    ------------

Commitments and contingencies (Note 4)

Partners' capital (deficit):
Limited partners (43,440 BACs issued and outstanding)                               11,659,362      12,566,700
General partner                                                                       (272,257)       (263,092)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                   11,387,105      12,303,608
                                                                                  ------------    ------------

Total liabilities and partners' capital(deficit)                                  $ 70,578,039    $ 71,114,696
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                          2005            2004*
                                                       -----------    -----------
Revenues                                               $ 1,710,894    $ 1,637,710
Rental income                                               29,778         34,065
                                                       -----------    -----------
Other income                                             1,740,672      1,671,775
                                                       -----------    -----------
Total revenues

Expenses
General and administrative                                 539,578        487,283
General and administrative- related parties (Note 2)       300,615        246,829
Repairs and maintenance                                    331,387        289,027
Operating                                                  277,320        243,035
Taxes                                                       76,332         75,284
Insurance                                                  137,543        130,756
Financial, principally interest                            366,107        375,887
Depreciation and amortization                              697,860        702,858
                                                       -----------    -----------
Total expenses                                           2,726,742      2,550,959
                                                       -----------    -----------

Net loss before minority interest                         (986,070)      (879,184)
Minority interest in loss of subsidiary partnerships        69,567         65,243
                                                       -----------    -----------

Net loss                                               $  (916,503)   $  (813,941)
                                                       ===========    ===========

Limited Partners Share:
Net loss -limited partners                             $  (907,338)   $  (805,802)
                                                       ===========    ===========

Number of BACs outstanding                                  43,440         43,440
                                                       ===========    ===========

Net loss per BAC                                       $    (20.89)   $    (18.55)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                Limited          General
                                                 Total          Partners         Partner
                                              ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2005   $ 12,303,608    $ 12,566,700    $   (263,092)

Net loss - three months ended June 30, 2005       (916,503)       (907,338)         (9,165)
                                              ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2005   $ 11,387,105    $ 11,659,362    $   (272,257)
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

                                                                           Three Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           2005           2004
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $  (916,503)   $  (813,941)
                                                                       -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                              697,860        702,858
Minority interest in loss of subsidiaries                                  (69,567)       (65,243)
Increase in accounts payable and other liabilities                         421,824        172,183
(Increase) decrease in cash held in escrow                                (140,960)        22,918
Decrease in other assets                                                    92,218         64,896
Increase in due to local general partners and affiliates                     1,058         12,636
Decrease in due to local general partners and affiliates                   (30,905)        (1,584)
Increase due to general partner and affiliates                             204,112        138,367
                                                                       -----------    -----------
Total adjustments                                                        1,175,640      1,047,031
                                                                       -----------    -----------
Net cash provided by operating activities                                  259,137        233,090
                                                                       -----------    -----------

Cash flows from investing activities:

Purchase of property and equipment                                         (30,367)        (1,204)
Increase in cash held in escrow                                            (13,837)      (135,503)
Decrease in due to local general partners and affiliates                         0        (32,744)
                                                                       -----------    -----------
Net cash used in investing activities                                      (44,204)      (169,451)
                                                                       -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                              (105,169)       (82,554)
Decrease in due to local general partners and affiliates                   (35,486)       (35,547)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                      (6,021)       (34,207)
                                                                       -----------    -----------
Net cash used in financing activities                                     (146,676)      (152,308)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                        68,257        (88,669)
Cash and cash equivalents at beginning of period                           508,848        526,645
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   577,105    $   437,976
                                                                       ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2005. All subsidiaries have fiscal quarters ending March 31, 2005. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 for both the three months ended June 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005 and the results of operations and its cash flows for the three months ended June 30, 2005 and 2004. However, the operating results for the three months ended June 30, 2005 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2005 and 2004 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                         -------------------
                                                           2005       2004*
                                                         --------   --------
Partnership management fees (a)                          $ 86,654   $ 91,500
Expense reimbursement (b)                                  74,363     26,899
Local administrative fee (c)                               15,000     16,000
                                                         --------   --------
Total general and administrative - General Partner        176,017    134,399
                                                         --------   --------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)           124,598    112,430
                                                         --------   --------
Total general and administrative - related parties       $300,615    246,829
                                                         ========   ========

* Reclassified for comparative purposes


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,626,000 and $2,540,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively. Without the General Partner's continued allowance of accrual without payment of certain

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

(d) Property management fees incurred by Local Partnerships amounted to $179,788 and $167,052 for the three months ended June 30, 2005 and 2004, respectively. Of these fees, $124,598 and $112,430 were incurred to affiliates of the subsidiary partnerships' general partners. Of the fees incurred to affiliates of the subsidiary partnerships' general partners, $53,214 and $41,434 were incentive management fees at one Local Partnership.


Note 3 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not believe that the adoption of EITF 04-5 has a material effect on the consolidated financial statements.


Note 4 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of March 31, 2005, Tobias was in default on the lease agreement. Estimated aggregate future minimum payments due under the term of the lease were $907,919 as of March 31, 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of its net proceeds in 20 Local Partnerships of which approximately $252,000 remains to be paid to the Local Partnerships (not including approximately $130,000 being held in escrow).

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which is fully utilized at the property level.

For the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $68,000 due to cash provided by operating activities ($259,000) which exceeded purchases of property and equipment ($30,000), an increase in cash held in escrow relating to investing activities ($14,000), a decrease in due to local general partners and affiliates relating to financing activities ($35,000), repayments of mortgage notes ($105,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($6,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $698,000.

During the three months ended June 30, 2005, the Partnership received approximately $7,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs (Beneficial Assignment Certificates) holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $1,362,160 and $1,225,385, respectively.

Accounts payable as of June 30, 2005 and March 31, 2005, were $821,383 and $629,626, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2005 and March 31, 2005, was $6,853,755 and $6,586,148, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the Consolidated Balance Sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,626,000 and $2,540,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively (see Note 2). Without the General
Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through June 30, 2005, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental-related items.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 4% for the three months ended June 30, 2005 as compared to 2004, primarily due to a decrease in vacancies at one Local Partnership and an increase in rental rates at the other Local Partnerships.

Other income decreased approximately $4,000 for the three months ended June 30, 2005 as compared to 2004, primarily due to a decrease in late charges and laundry income at two Local Partnerships.

Total expenses, excluding general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 2005 as compared to 2004.

General and administrative-related parties increased approximately $54,000 for the three months ended June 30, 2005 as compared to 2004, primarily due to the increase in expense reimbursements at the Partnership level.

Repairs and maintenance increased approximately $42,000 for the three months ended June 30, 2005 as compared to 2004, primarily due to painting and plumbing repairs at one Local Partnership and various apartment unit repairs at a second Local Partnership.

Operating increased approximately $34,000 for the three months ended June 30, 2005 as compared to 2004, primarily due to increased fuel costs at two Local Partnerships and increased sewer costs at a third Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005 in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

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

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

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

           (10B) Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

           (10C) Form  of  Purchase  and  Sales  Agreement   pertaining  to  the
                 Partnership's acquisition of Local Partnership Interests*

           (10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

           (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

           (32.1)Certification  Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and
                 Section  1350 of Title 18 of the United  States Code (18 U.S.C.
                 1350).

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


Date:  July 28, 2005

                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                President
                                                (Principal Executive Officer and
                                                Principal Financial Officer)

Date:  July 28, 2005
                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer
                                                (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: July 28, 2005
               -------------

                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     July 28, 2005