Form 10-Q
period 2005-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2005-10-31
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)



                    Delaware                                      13-3746339
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
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


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,     March 31,
                                                                                      2005            2005
                                                                                  ------------    ------------
                                                                                   (Unaudited)     (Audited)
                                     ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $23,661,490 and $22,332,456, respectively                                       $ 62,462,217    $ 63,743,994
Cash and cash equivalents                                                              475,821         508,848
Cash held in escrow                                                                  5,794,828       5,453,667
Deferred costs, less accumulated amortization of $586,989 and
  $556,925, respectively                                                               678,170         708,234
Other assets                                                                           596,789         699,953
                                                                                  ------------    ------------

Total assets                                                                      $ 70,007,825    $ 71,114,696
                                                                                  ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 4)                                                   $ 42,131,674    $ 42,341,110
Accounts payable                                                                       805,815         629,626
Accrued interest payable                                                             7,025,996       6,586,148
Security deposits payable                                                              485,821         425,550
Due to local general partners and affiliates                                         1,887,115       1,960,416
Due to general partner and affiliates                                                4,886,913       4,555,747
                                                                                  ------------    ------------

Total liabilities                                                                   57,223,334      56,498,597
                                                                                  ------------    ------------

Minority interest                                                                    2,127,859       2,312,491
                                                                                  ------------    ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit):
Limited partners (43,440 BACs issued and outstanding)                               10,936,194      12,566,700
General partner                                                                       (279,562)       (263,092)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                   10,656,632      12,303,608
                                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                                 $ 70,007,825    $ 71,114,696
                                                                                  ============    ============



          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                              September 30,                  September 30,
                                                       --------------------------    --------------------------
                                                          2005           2004*          2005            2004
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 1,723,748    $ 1,638,948    $ 3,434,642      3,276,658
Other income                                                32,619         39,779         62,397         73,844
                                                       -----------    -----------    -----------    -----------
Total revenues                                           1,756,367      1,678,727      3,497,039      3,350,502
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 476,091        463,812      1,024,669        951,095
General and administrative-related parties (Note 2)        211,237        210,970        502,852        457,799
Repairs and maintenance                                    330,854        362,620        662,241        651,647
Operating                                                  213,606        218,947        490,926        461,982
Taxes                                                       67,872         74,247        144,204        149,531
Insurance                                                  118,572        108,324        256,115        239,080
Financial, principally interest                            419,890        409,709        785,997        785,596
Depreciation and amortization                              661,238        667,190      1,359,098      1,370,048
                                                       -----------    -----------    -----------    -----------
Total expenses                                           2,499,360      2,515,819      5,226,102      5,066,778
                                                       -----------    -----------    -----------    -----------

Net loss before minority interest                         (742,993)      (837,092)    (1,729,063)    (1,716,276)
Minority interest in loss of subsidiary partnerships        12,520          8,033         82,087         73,276
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (730,473)   $  (829,059)   $(1,646,976)   $(1,643,000)
                                                       ===========    ===========    ===========    ===========


Limited Partners Share: Net loss - limited partners    $  (723,168)   $  (820,768)   $(1,630,506)   $(1,626,570)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  43,440         43,440         43,440         43,440
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (16.65)   $    (18.89)   $    (37.54)   $    (37.44)
                                                       ===========    ===========    ===========    ===========


*  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                     Limited         General
                                                      Total          Partners        Partner
                                                   ------------    ------------    ------------

Partners' capital (deficit) - April 1, 2005        $ 12,303,608    $ 12,566,700    $   (263,092)

Net loss - six months ended September 30, 2005       (1,646,976)     (1,630,506)        (16,470)
                                                   ------------    ------------    ------------

Partners' capital (deficit) - September 30, 2005   $ 10,656,632    $ 10,936,194    $   (279,562)
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

                                                                 Six Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2005            2004*
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(1,646,976)   $(1,643,000)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                 1,359,098      1,370,048
Minority interest in loss of subsidiaries                       (82,087)       (73,276)
Increase in accounts payable                                    176,189         66,732
Increase in accrued interest payable                            439,849        240,374
Increase (decrease) in security deposits payable                 60,271        (29,424)
(Increase) decrease in cash held in escrow                     (218,739)         3,518
Decrease in other assets                                        103,164         75,859
Increase in due to local general partners and affiliates          2,048         30,588
Decrease in due to local general partners and affiliates        (39,863)        (3,560)
Increase due to general partner and affiliates                  331,166        287,897
                                                            -----------    -----------
Total adjustments                                             2,131,096      1,968,756
                                                            -----------    -----------
Net cash provided by operating activities                       484,120        325,756
                                                            -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                              (47,257)       (27,036)
Increase in cash held in escrow                                (122,422)      (127,913)
Decrease in due to local general partners and affiliates              0        (32,744)
                                                            -----------    -----------
Net cash used in investing activities                          (169,679)      (187,693)
                                                            -----------    -----------


Cash flows from financing activities:
Repayments of mortgage notes                                   (209,436)      (193,782)
Decrease in due to local general partners and affiliates        (35,486)       (35,547)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                            (102,546)       (34,207)
                                                            -----------    -----------
Net cash used in financing activities                          (347,468)      (263,536)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                       (33,027)      (125,473)
Cash and cash equivalents at beginning of period                508,848        526,645
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   475,821    $   401,172
                                                            ===========    ===========


*   Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2005. All subsidiaries have fiscal quarters ending June 30, 2005. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $4,000 and $8,000 and $9,000 for the three and six months ended September 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and 2004 and its cash flows for the six months ended September 30, 2005 and 2004. However, the operating results for the six months ended September 30, 2005 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                       Three Months Ended     Six Months Ended
                                                          September 30,         September 30,
                                                      -------------------   -------------------
                                                        2005       2004*      2005       2004
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $ 76,650   $ 85,250   $163,304   $176,750
Expense reimbursement (b)                               47,017     38,931    121,380     65,830
Local administrative fee (c)                            15,000     16,000     30,000     32,000
                                                      --------   --------   --------   --------
Total general and administrative-General Partner       138,667    140,181    314,684    274,580
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     72,570     70,789    188,168    183,219
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $211,237   $210,970   $502,852   $457,799
                                                      ========   ========   ========   ========

*  Reclassified for comparative purposes

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,703,000 and $2,540,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partner's continued allowance of accrual without payment of

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $122,677 and $122,999 and $293,465 and $290,051 for the three and six months ended
September 30, 2005 and 2004, respectively. Of these fees, $72,570 and $70,789 and $188,168 and $183,219 were incurred to affiliates of the subsidiary partnerships' general partners, which includes $0 and $0 and $44,214 and $41,434 of incentive management fees at one Local Partnership.


Note 3 - Mortgage Notes Payable

BK-9-A Partners L.P. ("Lafayette")
----------------------------------
On August 22, 2005, Lafayette refinanced its existing mortgage indebtedness in the amount of $885,701. The new mortgage in the amount of $1,975,000 matures on August 31, 2015 and bears interest at the rate of 5.625% per annum for the first five years of the loan. Effective September 1, 2010 and on the first day of each September thereafter, the interest rate will be adjusted to 2.5% above the Prime Rate. Financing costs of approximately $100,000 were incurred, and a partnership reserve account in the amount of $105,000 was established. The refinancing resulted in a distribution from the Local Partnership of approximately $451,000.


Note 4 - Recent Accounting Pronouncements

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

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not believe that the adoption of EITF 04-5 has a material effect on the consolidated financial statements.


Note 5 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of December 31, 2004, Tobias was in default on the lease agreement. Commencing January 2005, the Local Partnership's management began making additional payments and, as of June 30, 2005, has brought the lease agreement current. Estimated aggregate future minimum payments due under the term of the lease were $889,625 as of June 30, 2005.

b) Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

d) Other

The Partnership and holders of Beneficial Assignment Certificates ("BACs") began to recognize the low-income housing credit ("Tax Credits") with respect to a Property when the period of the Partnership's entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in service) ("Credit Period") for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.

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

For the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately $33,000. This decrease was due to purchases of property and equipment ($47,000), an increase in cash held in escrow relating to investing activities ($122,000), a decrease in due to local general partners and affiliates relating to financing activities ($35,000), repayments of mortgage notes ($209,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($103,000) which exceeded cash provided by operating activities ($484,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $1,359,000.

During the six  months  ended  September  30,  2005,  the  Partnership  received approximately $458,000 in distributions from operations of the Local Partnerships, which includes approximately $451,000 from debt refinancing. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative
-  related  parties,  totaled  $1,205,995  and  $1,227,950  and  $2,577,155  and
$2,453,335, respectively.

Accounts payable as of September 30, 2005 and March 31, 2005, were $805,815 and $629,626, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2005 and March 31, 2005, was $7,025,996 and $6,586,148, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the Consolidated Balance Sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,703,000 and $2,540,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through September 30, 2005, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 5% for both the three and six months ended September 30, 2005 as compared to 2004, primarily due to a decrease in vacancies at one Local Partnership and an increase in rental rates at the Local Partnerships.

Other income decreased approximately $7,000 and $11,000 for the three and six months ended September 30, 2005 as compared to 2004, primarily due to the receipt of a utility deposit refund at one Local Partnership in 2004 and a decrease in late charges and repairs and service income at a second Local Partnership.

Total expenses, remained fairly consistent with a (decrease) increase of less than (1%) and approximately 3% for the three and six months ended September 30, 2005 as compared to the same periods in 2004.

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

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III L.P., the general partner of the Partnership, and its general partner, Related Independence Associates III Inc., has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)


                                    By:  RELATED INDEPENDENCE
                                         ASSOCIATES III L.P., General Partner

                                    By:  RELATED INDEPENDENCE
                                         ASSOCIATES III INC., General Partner


Date:  October 31, 2005
       ----------------
                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President
                                              (Principal Executive Officer and
                                              Principal Financial Officer)

Date:  October 31, 2005
       ----------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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


         Date: October 31, 2005
               ----------------

                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     October 31, 2005