Form 10-Q
period 2005-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2006-01-24
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,      March 31,
                                                                                      2005            2005
                                                                                  ------------    ------------
                                                                                  (Unaudited)       (Audited)
                                                      ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $24,305,586 and $22,332,456, respectively                                       $ 61,846,566    $ 63,743,994
Cash and cash equivalents                                                              644,385         508,848
Cash held in escrow                                                                  5,962,149       5,453,667
Deferred costs, less accumulated amortization of $649,149 and
  $556,925, respectively                                                               713,726         708,234
Other assets                                                                           648,620         699,953
                                                                                  ------------    ------------

Total assets                                                                      $ 69,815,446    $ 71,114,696
                                                                                  ============    ============

                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 4)                                                   $ 43,108,618    $ 42,341,110
Accounts payable                                                                       873,510         629,626
Accrued interest payable                                                             7,317,900       6,586,148
Security deposits payable                                                              500,259         425,550
Due to local general partners and affiliates                                         1,918,291       1,960,416
Due to general partner and affiliates                                                4,643,550       4,555,747
                                                                                  ------------    ------------

Total liabilities                                                                   58,362,128      56,498,597
                                                                                  ------------    ------------

Minority interest                                                                    1,649,626       2,312,491
                                                                                  ------------    ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit):
Limited partners (43,440 BACs issued and outstanding)                               10,091,783      12,566,700
General partner                                                                       (288,091)       (263,092)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                    9,803,692      12,303,608
                                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                                 $ 69,815,446    $ 71,114,696
                                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                             December 31,                  December 31,
                                                      --------------------------    --------------------------
                                                         2005           2004           2005            2004
                                                      -----------    -----------    -----------    -----------
Revenues
Rental income                                         $ 1,723,793    $ 1,677,178    $ 5,158,435      4,953,836
Other income                                               37,221         38,943         99,618        112,787
                                                      -----------    -----------    -----------    -----------
Total revenues                                          1,761,014      1,716,121      5,258,053      5,066,623
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                429,376        398,758      1,454,045      1,349,853
General and administrative-related parties (Note 2)       239,896        201,144        742,748        658,943
Repairs and maintenance                                   411,450        390,066      1,073,691      1,041,713
Operating                                                 186,769        158,513        677,695        620,495
Taxes                                                      65,387         67,357        209,591        216,888
Insurance                                                 138,715        131,499        394,830        370,579
Financial, principally interest                           445,046        411,446      1,231,043      1,197,042
Depreciation and amortization                             706,256        644,987      2,065,354      2,015,035
                                                      -----------    -----------    -----------    -----------
Total expenses                                          2,622,895      2,403,770      7,848,997      7,470,548
                                                      -----------    -----------    -----------    -----------

Net loss before minority interest                        (861,881)      (687,649)    (2,590,944)    (2,403,925)
Minority interest in loss of subsidiary
partnerships                                                8,941          5,551         91,028         78,827
                                                      -----------    -----------    -----------    -----------
Net loss                                              $  (852,940)   $  (682,098)   $(2,499,916)   $(2,325,098)
                                                      ===========    ===========    ===========    ===========

Limited Partners Share: Net loss - limited partners   $  (844,411)   $  (675,277)   $(2,474,917)   $(2,301,847)
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 43,440         43,440         43,440         43,440
                                                      ===========    ===========    ===========    ===========

Net loss per BAC                                      $    (19.43)   $    (15.55)   $    (56.97)   $    (52.99)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                    Limited          General
                                                      Total         Partners         Partner
                                                  ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2005       $ 12,303,608    $ 12,566,700    $   (263,092)

Net loss - nine months ended December 31, 2005      (2,499,916)     (2,474,917)        (24,999)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 2005   $  9,803,692    $ 10,091,783    $   (288,091)
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

                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                            --------------------------
                                                                                               2005            2004
                                                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                                                    $(2,499,916)   $(2,325,098)
                                                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                                 2,065,354      2,015,035
Minority interest in loss of subsidiaries                                                       (91,028)       (78,827)
Increase in cash held in escrow                                                                (353,524)      (224,049)
Decrease in other assets                                                                         51,333         43,554
Increase in accounts payable                                                                    243,885        283,361
Increase in accrued interest payable                                                            731,752        483,516
Increase (decrease) in security deposits payable                                                 74,709        (26,067)
Increase in due to local general partners and affiliates                                         23,444         15,012
Decrease in due to local general partners and affiliates                                        (30,083)        (3,760)
Increase due to general partner and affiliates                                                   87,803        435,919
                                                                                            -----------    -----------
Total adjustments                                                                             2,803,645      2,943,694
                                                                                            -----------    -----------
Net cash provided by operating activities                                                       303,729        618,596
                                                                                            -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                                              (75,702)       (46,158)
Increase in cash held in escrow                                                                (154,958)      (176,692)
Decrease in due to local general partners and affiliates                                              0        (57,726)
                                                                                            -----------    -----------
Net cash used in investing activities                                                          (230,660)      (280,576)
                                                                                            -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                                                 (1,207,492)      (291,130)
Proceeds from mortgage notes                                                                  1,975,000              0
Decrease in due to local general partners and affiliates                                        (35,486)             0
Increase in deferred cost                                                                       (97,716)             0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest      (571,838)       (48,626)
                                                                                            -----------    -----------
Net cash provided by (used in) financing activities                                              62,468       (339,756)
                                                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents                                            135,537         (1,736)
Cash and cash equivalents at beginning of period                                                508,848        526,645
                                                                                            -----------    -----------
Cash and cash equivalents at end of period                                                  $   644,385    $   524,909
                                                                                            ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the "Partnership") and 20 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning apartment complexes that are eligible for the federal low-income housing tax credit. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2005. All subsidiaries have fiscal quarters ending September 30, 2005. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $5,000 and $13,000 and $14,000 for the three and nine months ended December 31, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and 2004 and its cash flows for the nine months ended December 31, 2005 and 2004. However, the operating results for the nine months ended December 31, 2005 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                       Three Months Ended    Nine Months Ended
                                                          December 31,          December 31,
                                                      -------------------   -------------------
                                                        2005       2004       2005       2004
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $ 94,096   $ 65,891   $257,400   $242,641
Expense reimbursement (b)                               58,739     51,027    180,119    116,857
Local administrative fee (c)                            15,000     15,000     45,000     47,000
                                                      --------   --------   --------   --------
Total general and administrative-General Partner       167,835    131,918    482,519    406,498
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     72,061     69,226    260,229    252,445
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $239,896   $201,144   $742,748   $658,943
                                                      ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,797,000 and $2,540,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partner's continued allowance of accrual without payment of

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $124,921 and $117,169 and $418,386 and $407,220 for the three and nine months ended December 31, 2005 and 2004, respectively. Of these fees, $72,061 and $69,226 and $260,229 and $252,445 were incurred to affiliates of the subsidiary partnerships' general partners, which include $0 and $0 and $44,214 and $41,434 of incentive management fees at one Local Partnership.


Note 3 - Mortgage Notes Payable

BK-9-A Partners L.P. ("Lafayette")
----------------------------------
On August 22, 2005, Lafayette refinanced its existing mortgage indebtedness in the amount of $885,701. The new mortgage in the amount of $1,975,000 matures on August 31, 2015 and bears interest at the rate of 5.625% per annum for the first five years of the loan. Effective September 1, 2010 and on the first day of each September thereafter, the interest rate will be adjusted to 2.5% above the Prime Rate. Financing costs of approximately $100,000 were incurred, and a partnership reserve account in the amount of $105,000 was established. The refinancing resulted in a distribution from the Local Partnership to the Partnership of approximately $451,000.


Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements". FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated financial statements.


Note 5 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of December 31, 2004, Tobias was in default on the lease agreement. Commencing January 2005, the Local Partnership's management began making additional payments and, as of September 30, 2005, has brought the lease agreement current. Estimated aggregate future minimum payments due under the term of the lease were $880,479 as of September 30, 2005.

b) Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

d) Other

The Partnership and holders of Beneficial Assignment Certificates ("BACs") began to recognize the low-income housing credit ("Tax Credits") with respect to a property when the period of the Partnership's entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in service) for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of its net proceeds in 20 Local Partnerships of which approximately $133,000 remains to be paid to the Local Partnerships (not including approximately $130,000 being held in escrow).

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $136,000. This increase was due to net proceeds from mortgage notes of ($768,000) and net cash provided by operating activities of ($304,000) which exceeded purchases of property and equipment ($76,000), an increase in cash held in escrow relating to investing activities ($155,000), a decrease in due to local general partners and affiliates relating to financing activities ($35,000), an increase in deferred cost ($98,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($572,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,065,000.

During the nine  months  ended  December  31,  2005,  the  Partnership  received approximately $458,000 in distributions from operations of the Local Partnerships, which includes approximately $451,000 from debt refinancing. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,231,697 and $1,146,193 and $3,809,852 and $3,599,528, respectively.

Accounts payable as of December 31, 2005 and March 31, 2005, were $873,510 and $629,626, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2005 and March 31, 2005, was $7,317,900 and $6,586,148, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the Consolidated Balance Sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,797,000 and $2,540,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

The Partnership complies with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through December 31, 2005, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2005 and 2004 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 3% and 4% for the three and nine months ended December 31, 2005 as compared to 2004, primarily due to an increase in occupancies at four Local Partnerships and an increase in rental rates at the Local Partnerships.

Other income decreased approximately $13,000 for the nine months ended December 31, 2005 as compared to 2004, primarily due to the receipt of a utility deposit refund at one Local Partnership in 2004 and a release in the replacement reserve fund recorded as other income at a second Local Partnership in 2004.

Total expenses, excluding general and administrative-related parties and operating, remained fairly consistent with increases of approximately 7% and 4% for the three and nine months ended December 31, 2005 as compared to the same periods in 2004.

General and administrative-related parties increased approximately $39,000 and $84,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements at the Partnership level.

Operating expense increased approximately $28,000 and $57,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in utility costs at several Local Partnerships.

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



Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

           On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Independence Associates III Inc. ("RIAI III"), the general partner of Related Independence Associates III L.P., the General Partner. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI III. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

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


Date:  January 24, 2006
       ----------------

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

Date:  January 24, 2006
       ----------------

                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer
                                                (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the board of directors of the General Partner:

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


         Date: January 24, 2006
               ----------------

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     January 24, 2006