Form 10-K
period 2006-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2006-06-21
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24650

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3746339
--------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                             10022
----------------------------------------                    --------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Limited Partnership Interests and Beneficial Assignment Certificates

     (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was $10,936,000, based on Limited Partner equity as of such date.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1.  Business

General
-------

Independence Tax Credit Plus L.P. III (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company
LLC).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI III. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI III. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI III.

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

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98%, other than two Local Partnerships. The Partnership's investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests are owned by affiliates of the Partnership, with the same management). The Partnership's investment in Brannon Group represents 53.85% of the partnership interests in the Local
Partnership (the other 46.14% of limited partnership interests are owned by affiliates of the Partnership, with the same management). As of March 31, 2006, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2006, approximately $35,051,000 (including approximately $2,953,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $135,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $130,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

Investment Objectives/General Incentives
----------------------------------------

The Partnership was formed to invest in low-income Apartment Complexes that are eligible for the Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $4,614,216, $5,580,448 and $5,683,281 in Tax Credits during the years ending December 31, 2005, 2004 and 2003, respectively.

Tax Credits are attached to a Local Partnership for the 10 year Credit Period and are transferable with the Property during the entirety of such 10 year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times from December 31, 2004 through December 31, 2009 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has not recorded any impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 35% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential property. Financial information about this segment is set forth in
Item 8 hereto.

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

Item 1A.  Risk Factors

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions. As of March 31, 2006, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion") and the Brannon Group, L.C. ("Brannon Group"), the Partnership's investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests are owned by affiliates of the Partnership, with the same management). The Partnership's investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests are owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule
                           --------------------------


                                                                      % of Units Occupied at May 1,
                Name and Location                      -----------------------------------------------------------
                (Number of Units)                      Date Acquired     2006     2005     2004     2003     2002
---------------------------------------------------    -------------    ------   ------   ------   ------   ------
Edward Hotel Limited Partnership
 Los Angeles, CA (47)                                  November 1994      93%      94%      96%      91%      91%

Pacific-East L.P.
 Brooklyn, NY (39)                                     December 1994      92%     100%     100%      98%     100%

Overtown Development Group, Ltd.
 Miami, FL (65)                                        December 1994      97%      83%      72%      82%      91%

Sumpter Commons Associates, L.P.                          April 1995     100%     100%     100%     100%     100%
 Brooklyn, NY (21)

Park Housing Limited Partnership                            May 1995      97%      97%      97%      93%     100%
 Hartford, CT (30)

Livingston  Manor  Urban  Renewal  Associates, L.P.        June 1995     100%      96%     100%      98%     100%
 New Brunswick, NJ (50)

Jefferis Square Housing Partnership L.P.                   June 1995     100%      97%     100%     100%      97%
 Chester, PA (36)

2301 First Avenue Limited Partnership                    August 1995      97%     100%      98%      99%     100%
 New York, NY (92)

Lewis Street L.P.                                       October 1995     100%      88%      84%     100%      91%
 Buffalo, NY (32)

Savannah Park Housing Limited Partnership               October 1995      97%      95%      89%      75%      86%
 Washington, DC (64)

Brannon Group, L.C                                     December 1995      94%      94%      96%      96%      98%
 Leisure City, FL (80)

Mansion Court Phase II Venture                         December 1995      74%      79%     100%      95%     100%
 Philadelphia, PA (19)

Primm Place Partners, L.P.                             December 1995      97%      95%      99%      96%      94%
 St. Louis, MI (128)

BK-9-A Partners L.P.                                   December 1995      96%     100%     100%      96%      91%
 Brooklyn, NY (23)

BK-10K Partners L.P.                                   December 1995     100%      96%     100%      95%      90%
 Brooklyn, NY (21)

Aspen-Olive Associates
 Philadelphia, PA (22)                                  October 1996     100%     100%     100%     100%     100%

West Mill Creek Associates III L.P.
 Philadelphia, PA (72)                                  January 1997      99%      99%      99%      99%      99%

Universal Court Associates
 Philadelphia, PA (32)                                    April 1997     100%     100%      88%      97%     100%

New Zion Apartments
 Shreveport, LA (100)                                  November 1997     100%      94%      96%      95%      88%

Dreitzer House
 New York, NY (32)                                     December 1997     100%      95%     100%     100%     100%


All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2006, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which $3,273,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased must be prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II



Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2006, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 18, 2006, the Partnership has approximately 2,549 registered holders of an aggregate of 43,440 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


Transfer Procedures
-------------------
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or Limited Partnership Interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

o    No  transfer  (whether  for  substitution,   assignment  or  otherwise)  is
     effective or binding on the Partnership unless and until it is approved by the General Partner.

o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and
     (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                 Years Ended March 31,
                                      ---------------------------------------------------------------------------
            OPERATIONS                    2006            2005            2004           2003            2002
-----------------------------------   ------------    ------------   -------------   ------------   -------------
 Revenues                             $  7,238,487    $  7,021,653   $   6,719,811   $  6,408,871   $   6,452,014

 Operating expenses                    (11,004,640)    (10,353,250)    (10,014,054)    (9,886,082)    (10,465,208)
                                      ------------    ------------   -------------   ------------    ------------


 Net loss before minority interest      (3,766,153)     (3,331,597)     (3,294,243)    (3,477,211)     (4,013,194)

 Minority interest in loss of
  subsidiary partnerships                  294,378          92,458         281,138        293,278         670,493
                                      ------------    ------------   -------------   ------------    ------------

 Net loss                             $ (3,471,775)   $ (3,239,139)  $  (3,013,105)  $ (3,183,933)  $  (3,342,701)
                                      ============    ============   =============   ============    ============
 Net loss per weighted average BAC    $     (79.12)   $     (73.82)  $      (68.67)  $     (72.56)  $      (76.18)
                                      ============    ============   =============   ============    ============


                                                                 Years Ended March 31,
                                      ---------------------------------------------------------------------------
        FINANCIAL POSITION                2006            2005            2004           2003            2002
-----------------------------------   ------------    ------------   -------------   ------------   -------------

 Total assets                         $ 69,137,318    $ 71,114,696   $  73,610,412   $ 76,223,243   $  78,982,075
                                      ============    ============   =============   ============    ============

 Total liabilities                    $ 59,556,355    $ 56,498,597   $  55,499,430   $ 54,524,974   $  53,786,549
                                      ============    ============   =============   ============    ============

 Minority interest                    $    749,130    $  2,312,491   $   2,568,235   $  3,142,417   $   3,455,741
                                      ============    ============   =============   ============    ============

 Total partners' capital              $  8,831,833    $ 12,303,608   $  15,542,747   $ 18,555,852   $  21,739,785
                                      ============    ============   =============   ============    ============

During the years ended March 31, 2006, 2005, 2004, 2003 and 2002, respectively, total assets decreased primarily due to depreciation. During the year ended March 31, 2006, total liabilities increased primarily due to the refinancing of mortgage loans at two Local Partnerships.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership received $43,440,000 in gross proceeds for BACs pursuant to the Offering resulting in net proceeds available for investment of approximately $35,000,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 2006, the Partnership has invested approximately $35,051,000 (including approximately $2,953,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $135,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $130,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2006, the Partnership made advances of approximately $189,000 to Local Partnerships. Although the Partnership will not be acquiring additional Properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Short-term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the Property level.

For the year ended March 31, 2006, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately $110,000. This increase was due to net cash provided by operating activities of ($49,000), net proceeds from mortgage notes ($1,668,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($55,000) which exceeded purchases of property and equipment ($138,000), an increase in cash held in escrow relating to investing activities ($15,000), an increase in deferred cost ($238,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,269,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,683,000.

During the year ended March 31, 2006, the Partnership received approximately $470,000 in distributions from operations of the Local Partnerships, which includes approximately $451,000 from a debt refinancing at one Local Partnership. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

A working capital reserve had previously been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2006, all funds were used.

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2006, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which $3,273,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Total expenses for the year ended March 31, 2006, 2005 and 2004, respectively, excluding depreciation and amortization, interest and general and administrative
- related parties, totaled $5,567,576, $5,105,929 and $4,751,804.

Accounts payable as of March 31, 2006 and 2005 was $645,217 and $629,626, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest as of March 31, 2006 and 2005 was $7,585,653 and $6,586,148, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,891,000 and $2,540,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

Long-term
---------

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in twenty Local Partnerships, all of which have their Tax Credits fully in place. Tax Credits are attached to a Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times from December 31, 2004 through December 31, 2009 with respect to the Local Partnerships depending upon when the Credit Period commenced.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.


                                            Less than       1 - 3         3 -5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $44,008,776   $   573,100   $ 1,018,448   $ 1,083,502   $41,333,726
Land lease obligations (b)       889,032        38,952        42,504        42,504       765,072
                             -----------   -----------   -----------   -----------   -----------

   Total                     $44,897,808   $   612,052   $ 1,060,952   $ 1,126,006   $42,098,798
                             ===========   ===========   ===========   ===========   ===========


(a) The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $103,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

(b) One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Additional rent of $322 per month, up to $100,000, will be paid during the final term to reimburse the District of Columbia Department of Housing and Community Development for site improvement costs.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 31, 2006, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2006, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                  Years Ended March 31,
                                          --------------------------------------
                                            2006           2005           2004
                                          --------       --------       --------
Interest                                  $118,270       $ 96,706       $111,481
Other                                      170,101        321,043        234,956
                                          --------       --------       --------

   Total other revenue                    $288,371       $417,749       $346,437
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

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements". FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated financial statements.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years).

The net loss for the 2005, 2004 and 2003 Fiscal Years aggregated $3,471,775, $3,239,139 and $3,013,105, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,614,216, $5,580,448 and $5,683,281 Tax Credits during the 2005, 2004 and 2003, tax years, respectively.

2005 vs. 2004
-------------

Rental income increased approximately 5% for the 2005 Fiscal Year compared to the 2004 Fiscal Year, primarily due to increases in occupancies at three Local Partnerships and rental rate increases at the other Local Partnerships.

Other income decreased approximately $129,000 for the 2005 Fiscal Year compared to the 2004 Fiscal Year, primarily due to a gain on the disposal of property at one Local Partnership in 2004, a gain on the sale of investments at a second Local Partnership in 2004 and an insurance proceed received for fire damage at a third Local Partnership also in 2004 offset by insurance and tax refunds in 2005 at a fourth Local Partnership.

Total expenses, excluding operating and real estate taxes remained consistent with an increase of approximately 5% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year.

Operating expense increased approximately $122,000 for the 2005 Fiscal Year compared to the 2004 Fiscal Year, primarily due to increases in fuel, water and sewer charges at three Local Partnerships and increases in fuel charges at a fourth and fifth Local Partnership.

Real estate tax expense increased approximately $57,000 for the 2005 Fiscal Year compared to the 2004 Fiscal Year, primarily due to an underaccrual in 2004 at one Local Partnership, an increase in the assessed value at a second Local
Partnership  and  a  readjustment  of  prior  years'  taxes  at  a  third  Local
Partnership.

2004 vs. 2003
-------------

Rental income increased approximately 4% for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to rental rate increases.

Other income increased approximately $71,000 for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to a gain on the disposal of property at one Local Partnership and a gain on the sale of investments at a second Local Partnership.

General and administrative - related party expenses increased approximately $81,000 for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to a supervisory and incentive property management fee incurred to an affiliate at one Local Partnership and an increase in partnership management fees at the Partnership level.

Operating expenses increased approximately $108,000 for the 2004 Fiscal Year compared to the 2003 Fiscal Year, primarily due to an increase in water and sewer charges at two of the Local Partnerships.

Results of Operations of Other Local Partnerships
-------------------------------------------------

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and increase operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor. The Credit Periods are scheduled to expire at various times from December 31, 2004 through December 31, 2009 with respect to the Local Partnerships depending upon when the Credit Period commenced.

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


Item 8.    Financial Statements and Supplementary Data
                                                                                                         Sequential
                                                                                                            Page
                                                                                                         ----------
           Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm                                           14

           Consolidated Balance Sheets at March 31, 2006 and 2005                                            35

           Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004           36

           Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years Ended
             March 31, 2006, 2005 and 2004                                                                   37

           Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004           38

           Notes to Consolidated Financial Statements                                                        39


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for four (2005 and 2004 Fiscal Years) and sixteen (2003 Fiscal Year) subsidiary partnerships whose losses aggregated $750,146, $490,848 and $2,103,161 for the years ended March 31, 2006, 2005 and 2004, respectively, and whose assets constituted 25% and 24% of the Partnership's assets at March 31, 2006 and 2005, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 20, 2006

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 22, 2004

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2005 and 2004, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2005 and 2004, and the results of its operations changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 1st, 2006

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 13, 2004

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2005 and 2004 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2005 and 2004 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 25, 2006

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 24, 2004

[Goldstein Schechter Price Lucas Horwitz & Co., PA LETTERHEAD]

Independent Auditor's Report

To the Members of Brannon Group, L.C.

We have  audited  the  accompanying  balance  sheets of Brannon  Group,  L.C. (a
Limited Liability Company) as of December 31, 2005 and 2004, and the related statements of operations, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations, changes in members' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Schechter Price Lucas Horwitz & Co., P.A.
Coral Gables, FL
March 18, 2006

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

[RUBINBROWN LLP LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Partners
Primm Place Partners, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Primm Place Partners, L.P., Project No. MT95-650, a limited partnership, as of December 31, 2005 and 2004, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P. as of December 31, 2005 and 2004, and the results of its operation, changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 18 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Rubin, Brown, Gornstein & Co.  LLP
St. Louis, Missouri
February 7, 2006

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 2004

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                                                                             March 31,
                                                                                   ----------------------------
                                                                                       2006            2005
                                                                                   ------------    ------------
 Property and equipment - at cost, less accumulated depreciation (Notes 2 and 4)   $ 61,307,171    $ 63,743,994
 Cash and cash equivalents (Notes 2 and 10)                                             619,313         508,848
 Cash held in escrow (Note 5)                                                         5,740,963       5,453,667
 Deferred costs, less accumulated amortization (Notes 2 and 6)                          839,093         708,234
 Other assets                                                                           630,778         699,953
                                                                                   ------------    ------------

 Total assets                                                                      $ 69,137,318    $ 71,114,696
                                                                                   ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
  Mortgage notes payable (Note 7)                                                  $ 44,008,776    $ 42,341,110
  Accounts payable                                                                      645,217         629,626
  Accrued interest payable                                                            7,585,653       6,586,148
  Security deposits payable                                                             465,526         425,550
  Due to local general partners and affiliates (Note 8)                               2,024,031       1,960,416
  Due to general partner and affiliates (Note 8)                                      4,827,152       4,555,747
                                                                                   ------------    ------------

Total liabilities                                                                    59,556,355      56,498,597
                                                                                   ------------    ------------

Minority interest (Note 2)                                                              749,130       2,312,491
                                                                                   ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding) (Note 1)                      9,129,643      12,566,700
  General Partner                                                                      (297,810)       (263,092)
                                                                                   ------------    ------------

Total partners' capital (deficit)                                                     8,831,833      12,303,608
                                                                                   ------------    ------------

Total liabilities and partners' capital (deficit)                                  $ 69,137,318    $ 71,114,696
                                                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Years Ended March 31,
                                                       ---------------------------------------------
                                                           2006            2005*           2004
                                                       ------------    ------------    ------------
Revenues
Rental income                                          $  6,950,116    $  6,603,904    $  6,373,374
Other income                                                288,371         417,749         346,437
                                                       ------------    ------------    ------------

                                                          7,238,487       7,021,653       6,719,811
                                                       ------------    ------------    ------------

Expenses
General and administrative                                2,007,050       1,846,438       1,675,423
General and administrative-related parties (Note 8)         928,579         852,485         800,267
Repairs and maintenance                                   1,670,321       1,555,575       1,510,158
Operating                                                 1,020,552         898,314         790,045
Real estate taxes                                           336,201         278,986         293,958
Insurance                                                   533,452         526,616         482,220
Financial, principally interest                           1,825,894       1,686,818       1,721,883
Depreciation and amortization                             2,682,591       2,708,018       2,740,100
                                                       ------------    ------------    ------------


Total expenses                                           11,004,640      10,353,250      10,014,054
                                                       ------------    ------------    ------------

Net loss before minority interest                        (3,766,153)     (3,331,597)     (3,294,243)

Minority interest in loss of subsidiary partnerships        294,378          92,458         281,138
                                                       ------------    ------------    ------------

Net loss                                               $ (3,471,775)   $ (3,239,139)   $ (3,013,105)
                                                       ============    ============    ============

Net loss - Limited Partners                            $ (3,437,057)   $ (3,206,747)   $ (2,982,974)
                                                       ============    ============    ============

Number of BACs outstanding                                   43,440          43,440          43,440
                                                       ============    ============    ============

Net loss per BAC                                       $     (79.12)   $     (73.82)   $     (68.67)
                                                       ============    ============    ============


* Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                 Limited         General
                                                   Total         Partners        Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2003    $ 18,555,852    $ 18,756,421    $   (200,569)

Net loss                                         (3,013,105)     (2,982,974)        (30,131)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004     15,542,747      15,773,447        (230,700)

Net loss                                         (3,239,139)     (3,206,747)        (32,392)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2005     12,303,608      12,566,700        (263,092)

Net loss                                         (3,471,775)     (3,437,057)        (34,718)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2006   $  8,831,833    $  9,129,643    $   (297,810)
                                               ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       Years Ended March 31,
                                                             -----------------------------------------
                                                                 2006           2005           2004
                                                             -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                     $(3,471,775)   $(3,239,139)   $(3,013,105)
                                                             -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided by
 operating activities:
Depreciation and amortization                                  2,682,591      2,708,018      2,740,100
Minority interest in loss of subsidiary partnerships            (294,378)       (92,458)      (281,138)
(Increase) decrease in assets:
Cash held in escrow                                             (272,282)        14,897         62,085
Other assets                                                      69,175        (29,186)       (16,258)
Increase (decrease) in liabilities:
Accounts payable                                                  15,591     (1,667,440)       262,433
Accrued interest                                                 999,505      2,567,416        645,743
Security deposit payable                                          39,976         36,840        (12,907)
Due to local general partners and affiliates                       8,874         56,135          5,627
Due to general partners and affiliates                           271,405        569,238        515,941
                                                             -----------    -----------    -----------
Total adjustments                                              3,520,457      4,163,460      3,921,626
                                                             -----------    -----------    -----------

Net cash provided by operating activities                         48,682        924,321        908,521
                                                             -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                           (138,170)      (121,592)      (422,598)
(Increase) decrease in cash held in escrow                       (15,014)       (94,218)       257,286
Increase (decrease) in due to local general partners and
 affiliates                                                       52,741        (56,210)       (44,967)
                                                             -----------    -----------    -----------

Net cash used in investing activities                           (100,443)      (272,020)      (210,279)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                          (3,452,420)      (506,751)      (466,263)
Proceeds from mortgage notes                                   5,120,086              0              0
Increase (decrease) in due to local general partners and
 affiliates                                                        2,000            (61)        68,849
Increase in deferred costs                                      (238,457)             0        (37,398)
Decrease in capitalization of consolidated subsidiaries
 attributable to minority interest                            (1,268,983)      (163,286)      (293,044)
                                                             -----------    -----------    -----------

Net cash provided by (used in) financing activities              162,226       (670,098)      (727,856)
                                                             -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents             110,465        (17,797)       (29,614)

Cash and cash equivalents at beginning of year                   508,848        526,645        556,259
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of year                     $   619,313    $   508,848    $   526,645
                                                             ===========    ===========    ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                       $   658,864    $   721,421    $   758,563
                                                             ===========    ===========    ===========

Supplemental disclosure of noncash investing and financing activities:

Mortgage notes payable converted from construction notes
 payable                                                     $         0    $         0    $   600,000
                                                             ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 1 - General

Independence Tax Credit Plus L.P. III (a Delaware limited partnership) (the "Partnership") was organized on December 23, 1993 and commenced the public offering on June 7, 1994. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI III. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI III. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI III.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit").

As of March 31, 2006, the Partnership had acquired a limited partnership interest in twenty subsidiary partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest in the Partnership. As of the termination of the offering on May 9, 1995, the Partnership had received $43,440,000 of gross proceeds of its offering (the "Gross Proceeds") from 2,810 investors ("BACs holders").

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2006, 2005 and 2004, respectively, (the 2005, 2004 and 2003 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships ("Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $21,000, $20,000 and $18,000 for the years ended March 31, 2006, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



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

Through March 31, 2006, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2006, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                   Years Ended March 31,
                                          --------------------------------------
                                            2006           2005           2004
                                          --------       --------       --------
Interest                                  $118,270       $ 96,706       $111,481
Other                                      170,101        321,043        234,956
                                          --------       --------       --------

   Total other revenue                    $288,371       $417,749       $346,437
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

h) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



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

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:


                                                 March 31, 2006                  March 31, 2005
                                         -----------------------------    ----------------------------
                                           Carrying                         Carrying
                                            Amount         Fair Value        Amount        Fair Value
                                         -------------    ------------    ------------    ------------
Mortgage notes payable for which it is:

Practicable to estimate fair value       $  13,403,675    $ 12,385,902    $ 10,147,314    $  9,073,620
Not practicable                             30,605,101               *      32,193,796               *


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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:


                                                         March 31,                 Estimated
                                              ------------------------------      Useful Lives
                                                  2006              2005            (Years)
                                              ------------      ------------      ------------
Land                                          $  1,166,583      $  1,166,583            -
Building and improvements                       83,788,184        83,662,760         20-40
Furniture and fixtures                           1,259,853         1,247,107          5-12
                                              ------------      ------------
                                                86,214,620        86,076,450

Less: Accumulated depreciation                 (24,907,449)      (22,332,456)
                                              ------------      ------------

                                              $ 61,307,171      $ 63,743,994
                                              ============      ============


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2006 and 2005, respectively. In addition, as of March 31, 2006 and 2005, building and improvements include $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the Local General Partners and their affiliates as of March 31, 2006 and 2005. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $2,574,993, $2,650,522 and, $2,683,851, respectively.

During the year ended March 31, 2005, $20,000 of fully depreciated fixed assets were written-off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                               March 31,
                                                      --------------------------
                                                         2006            2005
                                                      ----------      ----------
Purchase price payments*                              $  130,418      $  130,418
Real estate taxes, insurance and other                 3,367,132       3,138,968
Reserve for replacements                               1,846,797       1,831,783
Tenant security deposits                                 396,616         352,498
                                                      ----------      ----------

                                                      $5,740,963      $5,453,667
                                                      ==========      ==========


* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                                      March 31,
                                                           -----------------------------
                                                               2006             2005           Period
                                                           ------------     ------------      --------
Financing costs                                            $  1,335,101     $  1,265,159          *
Less: Accumulated amortization                                 (496,008)        (556,925)
                                                           ------------     ------------

                                                           $    839,093     $    708,234
                                                           ============     ============


*    Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2006, 2005 and 2004 amounted to $107,598, $57,496 and $56,249, respectively. During the year ended March 31, 2006, $229,514 off deferred costs and $168,515 of accumulated amortization were written off.


NOTE 7 - Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $103,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.


BK-9-A Partners L.P. ("Lafayette")
----------------------------------
On August 22, 2005, Lafayette refinanced its existing mortgage indebtedness in the amount of $885,701. The new mortgage in the amount of $1,975,000 matures on August 31, 2015 and bears interest at the rate of 5.625% per annum for the first five years of the loan. Effective September 1, 2010 and on the first day of each September thereafter, the interest rate will be adjusted to 2.5% above the Prime Rate. Financing costs of approximately $100,000 were incurred, and a partnership reserve account in the amount of $105,000 was established by the Local
Partnership. The refinancing resulted in a distribution from the Local Partnership to the Partnership of approximately $451,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Primm Place Partners, L.P. ("Primm Place")
------------------------------------------
In November 2005, Primm Place refinanced an existing mortgage in the amount of $2,150,000 by acquiring a first mortgage loan provided by U.S. Bank, N.A., through the issuance of Multifamily Housing Refunding Revenue Bonds, Series 2005, of $2,150,000. The loan, secured by a first deed of trust on the property, bears interest at an annual rate of 5.32%, payable monthly beginning January 1, 2006. Principal payments are not required until maturity on November 1, 2015. Additionally, in November 2005, Primm Place entered into a loan with U.S. Bank N.A. The loan, in the amount of $995,086, is also secured by a first deed of trust on the property. Approximately $771,000 of these proceeds were used to reimburse certain advances owed to the Local General Partner. The loan bears interest at an annual rate of 7.07%. Commencing January 1, 2006, monthly principal and interest payments are required to be made until maturity on November 1, 2015.

Annual principal payment requirements by the subsidiary partnerships for each of the next five years and thereafter, are as follows:


   December 31,                                Amount
------------------                         -------------
2006                                       $    573,100
2007                                            523,854
2008                                            494,594
2009                                            531,671
2010                                            551,831
Thereafter                                   41,333,726
                                           ------------

                                           $ 44,008,776
                                           ============


Accrued interest payable as of March 31, 2006 and 2005 was approximately $7,586,000 and $6,586,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $17,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships ("Local Partnership Agreements"), the General Partner and its affiliates receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2006, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which $3,273,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2006, 2005 and 2004 were as follows:


                                                          Years Ended March 31,
                                                     ------------------------------
                                                       2006       2005*      2004
                                                     --------   --------   --------
Partnership management fees (a)                      $351,400   $334,141   $313,389
Expense reimbursement (b)                             233,499    152,857    144,110
Local administrative fees (d)                          60,250     60,250     62,750
                                                     --------   --------   --------

Total general and administrative-General Partner      645,149    547,248    520,249
                                                     --------   --------   --------

Property management fees incurred to affiliates of
 the subsidiary partnerships' general partners (c)    283,430    305,237    280,018
                                                     --------   --------   --------

Total general and administrative-related parties     $928,579   $852,485   $800,267
                                                     ========   ========   ========


*    Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,891,000 and $2,540,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships amounted to $498,034, $512,072 and $477,876 for the years ended March 31, 2006, 2005 and
2004, respectively. Of these fees, $283,430, $305,237 and $280,018 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:


                                                               March 31,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
Operating advances                                   $   80,406       $   32,753
Development fee payable                               1,497,232        1,444,491
Other capitalized costs                                  16,335           16,335
Construction costs payable                              154,543          154,543
General Partner loan payable                            220,008          218,008
Management and other operating fees                      55,507           94,286
                                                     ----------       ----------

                                                     $2,024,031       $1,960,416
                                                     ==========       ==========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


D) Advances from Partnership to Local Partnerships

As of March 31, 2006, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $2,978,000. Such advances are eliminated in consolidation. The following table summarizes these advances:

                                                             March 31,
                                                  ------------------------------
                                                     2006                2005
                                                  ----------          ----------
New Zion                                          $    2,655          $  191,070
Knickerbocker Avenue                                 454,441             454,441
Lafayette Avenue                                     416,094             416,094
Eastern Parkway                                    1,016,321           1,016,321
2301 First Avenue                                  1,080,628           1,080,628
Sumpter Commons                                        7,876              10,126
                                                  ----------          ----------

                                                  $2,978,015          $3,168,680
                                                  ==========          ==========


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

                                                                                  Years Ended December 31,
                                                                         -----------------------------------------
                                                                             2005           2004           2003
                                                                         -----------    -----------    -----------
Financial statement net loss                                             $(3,471,775)   $(3,239,139)   $(3,013,105)

Differences between  depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery
  system utilized for income tax purposes                                   (169,991)      (199,664)      (414,282)

Differences resulting from parent company having a different fiscal
  year for income tax and financial reporting purposes                        27,039         67,422        (22,792)

Other, including accruals for financial reporting not deductible for
  tax purposes until paid                                                   (227,594)        46,799        (96,387)
                                                                         -----------    -----------    -----------
Net loss as shown on the income tax return for the calendar year ended   $(3,842,321)   $(3,324,582)   $(3,546,566)
                                                                         ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 10 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2006 and 2005.


                                                                 Quarter Ended
                                            --------------------------------------------------------
                                              June 30,    September 30,   December 31,     March 31,
                OPERATIONS                      2005          2005           2005            2006
-----------------------------------------   -----------   -------------   -----------    -----------
Revenues                                    $ 1,740,672    $ 1,756,367    $ 1,761,014    $ 1,980,434

Operating expenses                           (2,726,742)    (2,499,360)    (2,622,895)    (3,155,643)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                  (986,070)      (742,993)      (861,881)    (1,175,209)

Minority interest in loss of subsidiaries        69,567         12,520          8,941        203,350
                                            -----------    -----------    -----------    -----------

Net loss                                    $  (916,503)   $  (730,473)   $  (852,940)   $  (971,859)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (20.89)   $    (16.65)   $    (19.43)   $    (22.15)
                                            ===========    ===========    ===========    ===========


                                                                 Quarter Ended
                                            --------------------------------------------------------
                                              June 30,    September 30,   December 31,     March 31,
                OPERATIONS                      2004          2004           2004            2005
-----------------------------------------   -----------   -------------   -----------    -----------
Revenues                                    $ 1,671,775    $ 1,678,727    $ 1,716,121    $ 1,955,030

Operating expenses                           (2,550,959)    (2,515,819)    (2,403,770)    (2,882,702)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                  (879,184)      (837,092)      (687,649)      (927,672)

Minority interest in loss of subsidiaries        65,243          8,033          5,551         13,631
                                            -----------    -----------    -----------    -----------

Net loss                                    $  (813,941)   $  (829,059)   $  (682,098)   $  (914,041)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (18.55)   $    (18.89)   $    (15.55)   $    (20.83)
                                            ===========    ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 11 - Commitments and Contingencies

a) Leases

Savanah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:


December 31,                                        Amount
-------------                                     -----------
2006                                              $   38,952
2007                                                  21,252
2008                                                  21,252
2009                                                  21,252
2010                                                  21,252
Thereafter                                           765,072
                                                  ----------

                                                  $  889,032
                                                  ==========


As of December 31, 2005, the subsidiary partnership was in default on the lease agreement. For the years ended December 31, 2005 and 2004, $26,242 and $18,836, respectively, have been paid under the terms of the lease and $14,489 and $13,199, respectively, remained payable.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $232,000 at March 31, 2006.

c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,614,216, $5,580,448 and $5,683,281 Tax Credits during the 2005, 2004 and 2003 tax years, respectively.

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

Item 9B.  Other Information

Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC). The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital, which controls the General Partner, has adopted a code of ethics (see http://www.chartermac.com).

On November 17, 2003, CharterMac, acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI III, the sole general partner of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI III. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI III.

Certain information concerning the directors and executive officers of RIAI III is set forth below.

Name                                 Position
--------------------                 -------------------

Alan P. Hirmes                       Director and President

Marc D. Schnitzer                    Senior Vice President

Glenn F. Hopps                       Treasurer

ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

MARC D. SCHNITZER, 45, is responsible both for financial restructuring of real estate properties and directing CharterMac Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of CharterMac. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 43, joined CharterMac Capital in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

Item 11.  Executive Compensation

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, distributions of adjusted cash from operations and cash from sales or refinancings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8 above, which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                                        Name and Address of                       Amount and Nature of         Percentage
Title of Class                         Beneficial Ownership                       Beneficial Ownership          of Class
-----------------------------    ----------------------------------------    -----------------------------     ----------
                                 Related Independence Associates III L.P.
General Partnership Interest     625 Madison Avenue                          $1,000 capital contribution -
 in the Partnership              New York, NY 10022                          directly owned                       100%


Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 18, 2006, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.


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

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on January 25, 1999 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and the General Partner (the "Standstill Agreement"), Lehigh III agreed that, prior to October 6, 2008 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh III is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The address of each of the Partnership, Lehigh III and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Denise L. Kiley and Stuart J. Boesky who own only an economic interest.

Item 13. Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in
Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2006 and 2005 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $52,700 for both years.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $8,700 for both the years ended December 31, 2005 and 2004.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules

                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
(a) 1.    Financial Statements

          Report of Independent Registered Public Accounting Firm                        14

          Consolidated Balance Sheets at March 31, 2006 and 2005                         35

          Consolidated  Statements of  Operations  for the Years Ended March 31,
           2006, 2005 and 2004                                                           36

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for
           the Years Ended March 31, 2006, 2005 and 2004                                 37

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,
           2006, 2005 and 2004                                                           38

          Notes to Consolidated Financial Statements                                     39

(a) 2.    Consolidated Financial Statement Schedules
          ------------------------------------------

          Report of Independent Registered Public Accounting Firm                        57

          Schedule I - Condensed Financial Information of Registrant                     58

          Schedule III - Real Estate and Accumulated Depreciation                        61

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

(10A)     Form of Subscription  Agreement attached to the Prospectus as Exhibit
          B**

(10B)     Escrow  Agreement  between  Independence Tax Credit Plus L.P. III and
          Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)     Form of Amended and  Restated  Agreement  of Limited  Partnership  of
          Local Partnerships*

(21)      Subsidiaries of the Registrant                                                 52

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).                    55

(32.1)    Certification  Pursuant  to  Rule  13a-14(b)  or  Rule  15d-14(b)  and
          Section 1350 of Title 18 of the United  States Code (18 U.S.C.  1350).         56

          * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

          ** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}


                                                                   Jurisdiction
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



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                             By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner



                                  By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date:  June 21, 2006              By:  /s/ Alan P. Hirmes
       -------------                   ------------------
                                       Alan P. Hirmes
                                       President
                                       (Principal Executive Officer
                                        and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                                           Title                                         Date
------------------------    --------------------------------------------------------------------    --------------
/s/ Alan P. Hirmes
------------------          President and Director (principal executive officer and principal
Alan P. Hirmes              financial officer) of Related Independence Associates III Inc.          June 21, 2006
                                                                                                    -------------

/s/ Glenn F. Hopps
------------------          Treasurer (principal accounting officer) of Related Independence
Glenn F. Hopps              Associates III Inc.                                                     June 21, 2006
                                                                                                    -------------


                                                                    Exhibit 31.1

                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of the General Partner:

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


         Date:  June 21, 2006               By:  /s/ Alan P. Hirmes
                -------------                    ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-K for the year ended March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 21, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 20, 2005 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2005, 2004 and 2003 Fiscal Years and
Schedule III as of March 31, 2006. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 20, 2006

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS




                                     ASSETS


                                                                    March 31,
                                                            -------------------------
                                                                2006          2005
                                                            -----------   -----------
Cash and cash equivalents                                   $    36,194   $    25,745
Investment in subsidiary partnerships                        15,057,064    17,782,444
Cash held in escrow                                             130,418       130,418
Other assets                                                         44             0
                                                            -----------   -----------

Total assets                                                $15,223,720   $17,938,607
                                                            ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                       $ 4,071,802   $ 3,848,855
Other liabilities                                                16,394         9,244
                                                            -----------   -----------

Total liabilities                                             4,088,196     3,858,099

Partners' capital                                            11,135,524    14,080,508
                                                            -----------   -----------

Total liabilities and partners' capital                     $15,223,720   $17,938,607
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS


                                                             Years Ended March 31,
                                                   -----------------------------------------
                                                       2006           2005           2004
                                                   -----------    -----------    -----------
Revenues

Other income                                       $     2,024    $       550    $       550
                                                   -----------    -----------    -----------

Expenses

Administrative and management                          107,043         88,148         84,466
Administrative and management - related parties        584,899        486,998        457,499
                                                   -----------    -----------    -----------

Total expenses                                         691,942        575,146        541,965
                                                   -----------    -----------    -----------

Losses from operations                                (689,918)      (574,596)      (541,415)

Equity in losses of subsidiary partnerships         (2,262,425)    (2,116,207)    (2,188,649)

Distribution income from subsidiary partnerships         7,359              0              0
                                                   -----------    -----------    -----------

Net loss                                           $(2,944,984)   $(2,690,803)   $(2,730,064)
                                                   ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                   Years Ended March 31,
                                                        -----------------------------------------
                                                            2006           2005           2004
                                                        ------------   -----------    -----------
Cash flows from operating activities:

Net loss                                                $(2,944,984)   $(2,690,803)   $(2,730,064)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 2,262,425      2,116,207      2,188,649
Distribution income from subsidiary partnerships             (7,359)             0              0
Increase in other assets                                        (44)             0              0
Increase (decrease) in liabilities:
Due to general partners and affiliates                      222,947        535,728        492,887
Other liabilities                                             7,150         (5,034)         4,722
                                                        -----------    -----------    -----------

Total adjustments                                         2,485,119      2,646,901      2,686,258
                                                        -----------    -----------    -----------

Net cash used in operating activities                      (459,865)       (43,902)       (43,806)
                                                        -----------    -----------    -----------

Cash flows from investing activities:

Investment in subsidiary partnerships                             0         (6,832)      (170,020)
Distributions from subsidiary partnerships                  470,314         41,421         46,892
Decrease in cash held in escrow                                   0          1,757        164,967
                                                        -----------    -----------    -----------

Net cash provided by investing activities                   470,314         36,346         41,839
                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents         10,449         (7,556)        (1,967)

Cash and cash equivalents, beginning of year                 25,745         33,301         35,268
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                  $    36,194    $    25,745    $    33,301
                                                        ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                                  Initial Cost to Partnership
                                                                  ----------------------------

                                                                                                 Cost Capitalized
                                                                                                  Subsequent to
                                                                                 Buildings and     Acquisition:
                  Description                     Encumbrances        Land       Improvements      Improvements
-----------------------------------------------   -------------   ------------   -------------   ----------------
Apartment Complexes
Edward Hotel Limited Partnership
  Los Angeles, CA                                 $ (2,399,459)   $    275,000   $    591,240      $  2,580,054
Pacific East, L.P.
  Brooklyn, NY                                      (2,008,133)          1,950      3,125,584           192,537
Overtown Development Group, Ltd.
  Miami, FL                                         (1,088,340)         52,284      2,627,099           164,076
Sumpter Commons Associates, L.P.                    (1,200,094)            500      1,862,916            50,963
Park Housing Limited Partnership                      (827,097)          5,000      2,343,351            64,880
Livingston Manor Urban Renewal Associates, L.P.     (3,080,000)        119,988      7,047,532           632,130
Jefferis Square Housing Partnership, L.P.           (1,900,000)         55,158              0         4,613,413
2301 First Avenue Limited Partnership               (4,809,226)         64,350      5,818,269           208,586
Lewis Street Limited Partnership                    (1,600,000)          7,000              0         2,780,800
Savannah Park Housing Limited Partnership             (726,199)              0      2,049,888         2,112,642
Brannon Group, L.C                                  (4,415,108)        380,000      2,598,402         5,520,776
Independence Tax Credit Fund L.P.
 (Mansion Court Phase II Venture
  and Aspen Olive Associates
  Consolidated)                                     (2,510,527)          1,732        339,661         6,277,660
Primm Place Partners, L.P.                          (4,745,086)        168,258              0         6,798,748
BK-9-A Partners L.P.                                (1,975,000)              0      1,517,313            56,847
BK-10K Partners L.P.                                (1,025,189)         11,000      1,637,762            52,949
Westmill Creek Associates III L.P.                  (2,865,269)         37,031      6,922,563            29,651
Universal Court Associates                          (1,650,000)         31,024        279,220         4,663,433
New Zion Apartments                                   (909,049)         20,000      2,688,770            12,362
Dreitzer House                                      (4,275,000)              5              0         6,722,063
                                                  ------------    ------------   ------------      ------------
                                                  $(44,008,776)   $  1,230,280   $ 41,449,570      $ 43,534,770
                                                  ============    ============   ============      ============



                                                  Gross Amount at which Carried at Close of Period
                                                  ------------------------------------------------



                                                                   Buildings and                       Accumulated
                  Description                         Land         Improvements           Total        Depreciation
-----------------------------------------------   ------------     -------------      -------------    ------------
Apartment Complexes
Edward Hotel Limited Partnership
  Los Angeles, CA                                 $    281,123     $  3,165,171       $  3,446,294    $  1,139,772
Pacific East, L.P.
  Brooklyn, NY                                           8,075        3,311,996          3,320,071       1,414,306
Overtown Development Group, Ltd.
  Miami, FL                                             58,408        2,785,051          2,843,459         816,817
Sumpter Commons Associates, L.P.                         3,673        1,910,706          1,914,379         717,658
Park Housing Limited Partnership                         8,173        2,405,058          2,413,231         847,216
Livingston Manor Urban Renewal Associates, L.P.        123,161        7,676,489          7,799,650       1,977,078
Jefferis Square Housing Partnership, L.P.               39,347        4,629,224          4,668,571       1,195,759
2301 First Avenue Limited Partnership                   67,523        6,023,882          6,091,205       2,478,751
Lewis Street Limited Partnership                        10,173        2,777,627          2,787,800       1,001,416
Savannah Park Housing Limited Partnership                3,173        4,159,357          4,162,530       1,178,905
Brannon Group, L.C                                     383,173        8,116,005          8,499,178       1,741,892
Independence Tax Credit Fund L.P.
 (Mansion Court Phase II Venture
  and Aspen Olive Associates
  Consolidated)                                          5,123        6,613,930          6,619,053       1,556,165
Primm Place Partners, L.P.                              67,577        6,899,429          6,967,206       1,613,986
BK-9-A Partners L.P.                                     3,173        1,570,987          1,574,160         426,179
BK-10K Partners L.P.                                    14,176        1,687,535          1,701,711         465,362
Westmill Creek Associates III L.P.                      37,649        6,951,596          6,989,245       2,717,824
Universal Court Associates                              31,642        4,942,035          4,973,677         966,857
New Zion Apartments                                     20,618        2,700,514          2,721,132         916,078
Dreitzer House                                             623        6,721,445          6,722,068       1,735,428
                                                  ------------     ------------       ------------    ------------
                                                  $  1,166,583     $ 85,048,037       $ 86,214,620    $ 24,907,449
                                                  ============     ============       ============    ============



                                                                                 Life on which
                                                                                Depreciation in
                                                     Year of                     Latest Income
                                                  Construction/      Date       Statements are
                  Description                      Renovation      Acquired     Computed(a)(b)
-----------------------------------------------   -------------    ---------    ---------------
Apartment Complexes
Edward Hotel Limited Partnership
  Los Angeles, CA                                    1994-95       Nov. 1994        27.5 years
Pacific East, L.P.
  Brooklyn, NY                                       1994-95       Dec. 1994        27.5 years
Overtown Development Group, Ltd.
  Miami, FL                                          1994-95       Dec. 1994          40 years
Sumpter Commons Associates, L.P.                     1995-96       Apr. 1995        27.5 years
Park Housing Limited Partnership                     1995-96        May 1995        27.5 years
Livingston Manor Urban Renewal Associates, L.P.      1995-96       June 1995       15-40 years
Jefferis Square Housing Partnership, L.P.            1995-96       June 1995       20-40 years
2301 First Avenue Limited Partnership                1995-96       Aug. 1995        27.5 years
Lewis Street Limited Partnership                     1995-96       Oct. 1995        27.5 years
Savannah Park Housing Limited Partnership            1995-96       Oct. 1995        27.5 years
Brannon Group, L.C                                   1995-96       Dec. 1995          40 years
Independence Tax Credit Fund L.P.
 (Mansion Court Phase II Venture
  and Aspen Olive Associates
  Consolidated)                                      1995-96       Dec. 1995       20-40 years
Primm Place Partners, L.P.                           1995-96       Dec. 1995       10-40 years
BK-9-A Partners L.P.                                 1995-96       Dec. 1995          40 years
BK-10K Partners L.P.                                 1995-96       Dec. 1995          40 years
Westmill Creek Associates III L.P.                   1997-98       Dec. 1996        27.5 years
Universal Court Associates                           1997-98       Apr. 1997       20-40 years
New Zion Apartments                                  1997-98       Nov. 1997     15-27.5 years
Dreitzer House                                       1997-99       Dec. 1997        27.5 years

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006
                                   (continued)


                                         Cost of Property and Equipment                  Accumulated Depreciation
                                 -------------------------------------------    ------------------------------------------
                                                                    Year Ended March 31,
                                 -----------------------------------------------------------------------------------------
                                     2006            2005           2004            2006           2005           2004
                                 ------------    ------------   ------------    ------------   ------------   ------------
Balance at beginning of period   $ 86,076,450    $ 85,974,858   $ 85,552,260    $ 22,332,456   $ 19,701,934   $ 17,018,083
Additions during period:
  Improvements                        138,170         121,592        422,598
  Depreciation expense                                                             2,574,993      2,650,522      2,683,851
Reductions during period:
  Dispositions                                        (20,000)             0                        (20,000)             0
                                 ------------    ------------   ------------    ------------   ------------   ------------

Balance at close of period       $ 86,214,620    $ 86,076,450   $ 85,974,858    $ 24,907,449   $ 22,332,456   $ 19,701,934
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