Form 10-Q
period 2006-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2006-08-03
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,        March 31,
                                                                                      2006            2006
                                                                                  ------------    ------------
                                                                                  (Unaudited)       (Audited)
                                                      ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $25,560,453 and $24,907,449, respectively                                       $ 60,658,116    $ 61,307,171
Cash and cash equivalents                                                              863,619         619,313
Cash held in escrow                                                                  5,878,047       5,740,963
Deferred costs, less accumulated amortization of $512,835 and
  $496,008, respectively                                                               822,266         839,093
Other assets                                                                           585,245         630,778
                                                                                  ------------    ------------

Total assets                                                                      $ 68,807,293    $ 69,137,318
                                                                                  ============    ============

                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                                            $ 43,897,490    $ 44,008,776
Accounts payable                                                                       831,730         645,217
Accrued interest payable                                                             7,821,849       7,585,653
Security deposits payable                                                              518,365         465,526
Due to local general partners and affiliates                                         2,043,548       2,024,031
Due to general partner and affiliates                                                4,933,384       4,827,152
                                                                                  ------------    ------------

Total liabilities                                                                   60,046,366      59,556,355
                                                                                  ------------    ------------

Minority interest                                                                      680,748         749,130
                                                                                  ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (43,440 BACs issued and outstanding)                                8,385,506       9,129,643
General partner                                                                       (305,327)       (297,810)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                    8,080,179       8,831,833
                                                                                  ------------    ------------

Total liabilities and partners' capital(deficit)                                  $ 68,807,293    $ 69,137,318
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                          2006           2005*
                                                       -----------    -----------
Revenues                                               $ 1,778,865    $ 1,710,894
Rental income                                               30,522         29,778
                                                       -----------    -----------
Other income                                             1,809,387      1,740,672
                                                       -----------    -----------
Total revenues

Expenses
General and administrative                                 521,378        546,753
General and administrative-related parties (Note 2)        192,620        293,440
Repairs and maintenance                                    341,221        331,387
Operating                                                  290,919        277,320
Taxes                                                       80,996         76,332
Insurance                                                  136,220        137,543
Financial, principally interest                            396,238        366,107
Depreciation and amortization                              669,831        697,860
                                                       -----------    -----------
Total expenses                                           2,629,423      2,726,742
                                                       -----------    -----------

Net loss before minority interest                         (820,036)      (986,070)
Minority interest in loss of subsidiary partnerships        68,382         69,567
                                                       -----------    -----------

Net loss                                               $  (751,654)   $  (916,503)
                                                       ===========    ===========

Limited Partners Share:
Net loss -limited partners                             $  (744,137)   $  (907,338)
                                                       ===========    ===========

Number of BACs outstanding                                  43,440         43,440
                                                       ===========    ===========

Net loss per BAC                                       $    (17.13)   $    (20.89)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                               Limited        General
                                                 Total         Partners       Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006   $ 8,831,833    $ 9,129,643    $  (297,810)

Net loss - three months ended June 30, 2006      (751,654)      (744,137)        (7,517)
                                              -----------    -----------    -----------

Partners' capital (deficit) - June 30, 2006   $ 8,080,179    $ 8,385,506    $  (305,327)
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

                                                                           Three Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           2006          2005
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $  (751,654)   $  (916,503)
                                                                       -----------    -----------
Adjustments to reconcile net loss to net cash provided by
 operating activities:
Depreciation and amortization                                              669,831        697,860
Minority interest in loss of subsidiaries                                  (68,382)       (69,567)
Increase in accounts payable                                               186,513        191,757
Increase in accrued interest payable                                       236,196        267,607
Increase (decrease) in security deposit payable                             52,839        (37,540)
Decrease (increase) in cash held in escrow                                  73,302       (140,960)
Decrease in other assets                                                    45,533         92,218
Increase (decrease) in due to local general partners and affiliates         19,517        (29,847)
Increase due to general partner and affiliates                             106,232        204,112
                                                                       -----------    -----------
Total adjustments                                                        1,321,581      1,175,640
                                                                       -----------    -----------
Net cash provided by operating activities                                  569,927        259,137
                                                                       -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                          (3,949)       (30,367)
Increase in cash held in escrow                                           (210,386)       (13,837)
                                                                       -----------    -----------
Net cash used in investing activities                                     (214,335)       (44,204)
                                                                       -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                              (111,286)      (105,169)
Decrease in due to local general partners and affiliates                         -        (35,486)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                           -         (6,021)
                                                                       -----------    -----------
Net cash used in financing activities                                     (111,286)      (146,676)
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                  244,306         68,257
Cash and cash equivalents at beginning of period                           619,313        508,848
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   863,619    $   577,105
                                                                       ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the "Partnership") and 20 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning apartment complexes that are eligible for the federal low-income housing tax credit ("Tax Credit"). The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2006. All subsidiaries have fiscal quarters ending March 31, 2006. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $5,000 for the three months ended June 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006, the results of operations and its cash flows for the three months ended June 30, 2006 and 2005. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2006 and 2005 were as follows:

                                                     Three Months Ended
                                                           June 30,
                                                     -------------------
                                                       2006       2005*
                                                     --------   --------
Partnership management fees (a)                      $ 74,984   $ 86,654
Expense reimbursement (b)                              37,150     74,363
Local administrative fee (c)                           15,000     15,000
                                                     --------   --------
Total general and administrative - General Partner    127,134    176,017
                                                     --------   --------
Property management fees incurred to
 affiliates of the subsidiary partner
 ships' general partners (d)                           65,486    117,423
                                                     --------   --------
Total general and administrative - related parties   $192,620   $293,440
                                                     ========   ========

* Reclassified for comparative purposes.


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,966,000 and $2,891,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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

(d) Property management fees incurred by Local Partnerships amounted to $120,209 and $179,788 for the three months ended June 30, 2006 and 2005, respectively. Of these fees, $65,486 and $117,423 were incurred to affiliates of the subsidiary partnerships' general partners, which include $0 and $53,214 of incentive management fees at one Local Partnership.


Note 3 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of March 31, 2006, Tobias was in default on the lease agreement. Commencing
January 2005, the Local Partnership's management began making additional payments and, as of March 31, 2006, has brought the lease agreement current. Estimated aggregate future minimum payments due under the term of the lease were $879,294 as of March 31, 2006.

b) Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

d) Other

The Partnership and holders of Beneficial Assignment Certificates ("BACs") began to recognize Tax Credits with respect to a property when the period of the Partnership's entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in service) for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,614,216, $5,580,448 and $5,683,281 in Tax Credits during the 2005, 2004 and 2003 tax years, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of its net proceeds in 20 Local Partnerships of which approximately $133,000 remains to be paid to the Local Partnerships (not including approximately $130,000 being held in escrow).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($244,000). This increase was due to net cash provided by operating activities ($570,000) which exceeded purchases of property and equipment ($4,000), an increase in cash held in escrow relating to investing activities ($210,000) and repayment of mortgage notes ($111,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately ($670,000).

During the three months ended June 30, 2006, the Partnership received approximately $600 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,370,734 and $1,369,335, respectively.

Accounts payable as of June 30, 2006 and March 31, 2006, were $831,730 and $645,217, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2006 and March 31, 2006, was $7,821,849 and $7,585,653, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated balance sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,966,000 and $2,891,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively (see Note 2). Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through June 30, 2006, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2006 and 2005 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 4% for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in occupancies at two Local Partnerships, an increase in subsidy income at a third Local Partnership and an increase in rental rates at the other Local Partnerships.

Total expenses, excluding general and administrative-related parties, remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

General and administrative-related parties decreased approximately $101,000 for the three months ended June 30, 2006 as compared to the corresponding periods in 2005, primarily due to an incentive management fee incurred to an affiliate of the Local General Partner in the prior year at one Local Partnership and a decrease in expense reimbursements to the General Partner at the Partnership level.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006 in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2006.

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

Item 1A.   Risk Factors - No changes

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


Date:  August 3, 2006
       --------------

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

Date:  August 3, 2006
       --------------


                                          By:  /s/ Glenn F. Hopps
                                               ------------------
                                               Glenn F. Hopps,
                                               Treasurer
                                               (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the board of directors of the General Partner:

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


         Date: August 3, 2006
               --------------

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     August 3, 2006