Form 10-Q
period 2006-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2006-11-02
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,     March 31,
                                                                            2006            2006
                                                                        ------------    ------------
                                                                        (Unaudited)      (Audited)
                                     ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $26,207,191 and $24,907,449, respectively                             $ 60,031,345    $ 61,307,171
Cash and cash equivalents                                                    752,390         619,313
Cash held in escrow                                                        5,937,583       5,740,963
Deferred costs, less accumulated amortization of $529,777 and
  $496,008, respectively                                                     805,324         839,093
Other assets                                                                 588,626         630,778
                                                                        ------------    ------------

Total assets                                                            $ 68,115,268    $ 69,137,318
                                                                        ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                                  $ 43,773,065    $ 44,008,776
Accounts payable                                                             698,836         645,217
Accrued interest payable                                                   8,063,869       7,585,653
Security deposits payable                                                    539,340         465,526
Due to local general partners and affiliates                               2,035,374       2,024,031
Due to general partner and affiliates                                      5,101,462       4,827,152
                                                                        ------------    ------------

Total liabilities                                                         60,211,946      59,556,355
                                                                        ------------    ------------

Minority interest                                                            549,391         749,130
                                                                        ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (43,440 BACs issued and outstanding)                      7,666,520       9,129,643
General partner                                                             (312,589)       (297,810)
                                                                        ------------    ------------

Total partners' capital (deficit)                                          7,353,931       8,831,833
                                                                        ------------    ------------

Total liabilities and partners' capital (deficit)                       $ 68,115,268    $ 69,137,318
                                                                        ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                              September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                          2006           2005*           2006           2005*
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 1,782,724    $ 1,723,748    $ 3,561,589    $ 3,434,642
Other income                                                87,054         32,619        117,576         62,397
                                                       -----------    -----------    -----------    -----------
Total revenues                                           1,869,778      1,756,367      3,679,165      3,497,039
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 529,206        459,134      1,050,584      1,021,364
General and administrative-related parties (Note 2)        203,156        204,062        395,776        488,502
Repairs and maintenance                                    378,078        354,986        719,299        679,896
Operating                                                  232,902        213,606        523,821        490,926
Taxes                                                       84,871         67,872        165,867        144,204
Insurance                                                  126,155        118,572        262,375        256,115
Financial, principally interest                            442,951        419,890        839,189        785,997
Depreciation and amortization                              663,680        661,238      1,333,511      1,359,098
                                                       -----------    -----------    -----------    -----------
Total expenses                                           2,660,999      2,499,360      5,290,422      5,226,102
                                                       -----------    -----------    -----------    -----------

Net loss before minority interest                         (791,221)      (742,993)    (1,611,257)    (1,729,063)
Minority interest in loss of subsidiary partnerships        64,973         12,520        133,355         82,087
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (726,248)   $  (730,473)   $(1,477,902)   $(1,646,976)
                                                       ===========    ===========    ===========    ===========

Limited Partners Share: Net loss - limited partners    $  (718,986)   $  (723,168)   $(1,463,123)   $(1,630,506)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  43,440         43,440         43,440         43,440
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (16.55)   $    (16.65)   $    (33.68)   $    (37.54)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                   Limited         General
                                                      Total        Partners        Partner
                                                   -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006        $ 8,831,833    $ 9,129,643    $  (297,810)

Net loss - six months ended September 30, 2006      (1,477,902)    (1,463,123)       (14,779)
                                                   -----------    -----------    -----------

Partners' capital (deficit) - September 30, 2006   $ 7,353,931    $ 7,666,520    $  (312,589)
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

                                                                            Six Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           2006          2005
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $(1,477,902)   $(1,646,976)
                                                                       -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                            1,333,511      1,359,098
Minority interest in loss of subsidiaries                                 (133,355)       (82,087)
Increase in accounts payable                                                53,618        176,189
Increase in accrued interest payable                                       478,216        439,849
Increase in security deposit payable                                        73,814         60,271
Decrease (increase) in cash held in escrow                                 174,345       (218,739)
Decrease in other assets                                                    42,153        103,164
Increase (decrease) in due to local general partners and affiliates         11,343        (37,815)
Increase due to general partner and affiliates                             274,310        331,166
                                                                       -----------    -----------
Total adjustments                                                        2,307,955      2,131,096
                                                                       -----------    -----------
Net cash provided by operating activities                                  830,053        484,120
                                                                       -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                         (23,916)       (47,257)
Increase in cash held in escrow                                           (370,965)      (122,422)
                                                                       -----------    -----------
Net cash used in investing activities                                     (394,881)      (169,679)
                                                                       -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                              (235,711)      (209,436)
Decrease in due to local general partners and affiliates                         -        (35,486)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                     (66,384)      (102,546)
                                                                       -----------    -----------
Net cash used in financing activities                                     (302,095)      (347,468)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                       133,077        (33,027)
Cash and cash equivalents at beginning of period                           619,313        508,848
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   752,390    $   475,821
                                                                       ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the "Partnership") and twenty other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning apartment complexes that are eligible for the federal low-income housing tax credit ("Tax Credit"). The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2006. All subsidiaries have fiscal quarters ending June 30, 2006. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $3,000 and $9,000 and $8,000 for the three and six months ended September 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005. However, the operating results for the six months ended September 30, 2006 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                      Three Months Ended     Six Months Ended
                                                          September 30,         September 30,
                                                      -------------------   -------------------
                                                        2006       2005*      2006       2005*
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $ 91,500   $ 76,650   $166,484   $163,304
Expense reimbursement (b)                               30,181     47,017     67,331    121,380
Local administrative fee (c)                            15,000     15,000     30,000     30,000
                                                      --------   --------   --------   --------
Total general and administrative-General Partner       136,681    138,667    263,815    314,684
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     66,475     65,395    131,961    173,818
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $203,156   $204,062   $395,776   $488,502
                                                      ========   ========   ========   ========

*  Reclassified for comparative purposes


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,057,000 and $2,891,000 were

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $123,957 and $108,327 and $244,166 and $279,115 for the three and six months ended
September 30, 2006 and 2005, respectively. Of these fees, $66,475 and $65,395 and $131,961 and $173,818 were incurred to affiliates of the subsidiary partnerships' general partners, including $0 and $0 and $0 and $44,214 of incentive management fees at one Local Partnership.


Note 3 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of March 31, 2006, Tobias was in default on the lease agreement. Commencing
January 2005, the Local Partnership's management began making additional payments and, as of June 30, 2006, the lease agreement was current. Estimated aggregate future minimum payments due under the term of the lease were $869,556 as of June 30, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of its net proceeds in 20 Local Partnerships of which approximately $135,000 remains to be paid to the Local Partnerships (not including approximately $130,000 being held in escrow).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($133,000). This increase was due to net cash provided by operating activities ($830,000) which exceeded purchases of property and equipment ($24,000), an increase in cash held in escrow relating to investing activities ($371,000), repayment of mortgage notes ($236,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($66,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately ($1,334,000).

During the six months ended September 30, 2006, the Partnership received approximately $60,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,351,212 and $1,214,170 and $2,721,946 and $2,592,505, respectively.

Accounts payable as of September 30, 2006 and March 31, 2006, were $698,836 and $645,217, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2006 and March 31, 2006, was $8,063,869 and $7,585,653, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated balance sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,057,000 and $2,891,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively (see Item 1, Note 2). Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 3. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2006.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through September 30, 2006, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2006 and 2005 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 3% and 4% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in occupancies at three Local Partnerships, an increase in subsidy income at a fourth Local Partnership and an increase in rental rates at the other Local Partnerships.

Other income increased approximately $54,000 and $55,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income at one Local Partnership.

Total expenses, excluding general and administrative, general and administrative-related parties and taxes remained fairly consistent with an increase of approximately 4% and 3% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

General and administrative increased approximately $70,000 for the three months ended September 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in accounting fees due to the Public Company Accounting Oversight Board requirements at the Partnership level and an increase in rent expenses at one Local Partnership.

General and administrative-related parties decreased approximately $93,000 for the six months ended September 30, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in expense reimbursements to the General Partner in 2006 at the Partnership level and an incentive management fee incurred to an affiliate of the Local General Partner in 2005 at one Local Partnership.

Taxes increased approximately $17,000 and $22,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an underaccrual in 2005 and adjustments to prior years' municipal and school taxes in 2006 at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006 the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2006.

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


Date:  November 2, 2006
       ----------------

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

Date:  November 2, 2006
       ----------------

                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer
                                                (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. ("RIAI"), the general partner of Related Independence Associates III L.P. (the "General Partner"), which is the general partner of Independence Tax Credit Plus L.P. III (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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


         Date: November 2, 2006
               ----------------

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Independence Associates III Inc. a general partner of Related Independence Associates III L.P., the general partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     November 2, 2006