Form 10-Q
period 2006-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2007-01-29
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24650


                      INDEPENDENCE TAX CREDIT PLUS L.P. III
             (Exact name of registrant as specified in its charter)



                     Delaware                                     13-3746339
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,      March 31,
                                                                                      2006            2006
                                                                                  ------------    ------------
                                                                                  (Unaudited)       (Audited)
                                     ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $26,859,099 and $24,907,449, respectively                                       $ 59,390,505    $ 61,307,171
Cash and cash equivalents                                                              699,475         619,313
Cash held in escrow                                                                  6,110,946       5,740,963
Deferred costs, less accumulated amortization of $576,307 and
  $496,008, respectively                                                               758,794         839,093
Other assets                                                                           750,197         630,778
                                                                                  ------------    ------------

Total assets                                                                      $ 67,709,917    $ 69,137,318
                                                                                  ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                                                          $ 43,643,459    $ 44,008,776
  Accounts payable                                                                     805,296         645,217
  Accrued interest payable                                                           8,306,035       7,585,653
  Security deposits payable                                                            544,763         465,526
  Due to local general partners and affiliates                                       2,036,483       2,024,031
  Due to general partner and affiliates                                              5,132,619       4,827,152
                                                                                  ------------    ------------

Total liabilities                                                                   60,468,655      59,556,355
                                                                                  ------------    ------------

Minority interest                                                                      491,841         749,130
                                                                                  ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding)                              6,979,945       9,129,643
  General partner                                                                     (230,524)       (297,810)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                    6,749,421       8,831,833
                                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                                 $ 67,709,917    $ 69,137,318
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              December 31,                  December 31,
                                                       --------------------------    --------------------------
                                                          2006           2005*          2006           2005*
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 1,802,416    $ 1,723,793    $ 5,364,005      5,158,435
Other income                                                86,912         37,221        204,488         99,618
                                                       -----------    -----------    -----------    -----------
Total revenues                                           1,889,328      1,761,014      5,568,493      5,258,053
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 434,544        454,206      1,485,128      1,475,570
General and administrative-related parties (Note 2)        202,315        232,721        598,091        721,223
Repairs and maintenance                                    431,060        393,795      1,150,359      1,073,691
Operating                                                  223,526        186,769        747,347        677,695
Taxes                                                       77,663         65,387        243,530        209,591
Insurance                                                  138,366        138,715        400,741        394,830
Financial, principally interest                            434,476        445,046      1,273,665      1,231,043
Depreciation and amortization                              698,438        706,256      2,031,949      2,065,354
                                                       -----------    -----------    -----------    -----------
Total expenses                                           2,640,388      2,622,895      7,930,810      7,848,997
                                                       -----------    -----------    -----------    -----------

Net loss before minority interest                         (751,060)      (861,881)    (2,362,317)    (2,590,944)
Minority interest in loss of subsidiary partnerships        57,550          8,941        190,905         91,028
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (693,510)   $  (852,940)   $(2,171,412)   $(2,499,916)
                                                       ===========    ===========    ===========    ===========

Limited Partners Share: Net loss - limited partners    $  (686,575)   $  (844,411)   $(2,149,698)   $(2,474,917)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  43,440         43,440         43,440         43,440
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (15.81)   $    (19.43)   $    (49.49)   $    (56.97)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                   Limited        General
                                                     Total         Partners       Partner
                                                  -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006       $ 8,831,833    $ 9,129,643    $  (297,810)

Net loss - nine months ended December 31, 2006     (2,171,412)    (2,149,698)       (21,714)

Contribution (Note 2)                                  89,000              0         89,000
                                                  -----------    -----------    -----------

Partners' capital (deficit) - December 31, 2006   $ 6,749,421    $ 6,979,945    $  (230,524)
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

                                                                           Nine Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                           2006           2005
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $(2,171,412)   $(2,499,916)
                                                                       -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                            2,031,949      2,065,354
Minority interest in loss of subsidiaries                                 (190,905)       (91,028)
Capital contribution - General Partner                                      89,000              0
Decrease (increase) in cash held in escrow                                  13,371       (353,524)
(Increase) decrease in other assets                                       (119,419)        51,333
Increase in accounts payable                                               160,079        243,885
Increase in accrued interest payable                                       720,382        731,752
Increase in security deposits payable                                       79,237         74,709
Increase (decrease) in due to local general partners and affiliates         12,452         (6,639)
Increase due to general partner and affiliates                             305,467         87,803
                                                                       -----------    -----------
Total adjustments                                                        3,101,613      2,803,645
                                                                       -----------    -----------
Net cash provided by operating activities                                  930,201        303,729
                                                                       -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                         (34,984)       (75,702)
Increase in cash held in escrow                                           (383,354)      (154,958)
                                                                       -----------    -----------
Net cash used in investing activities                                     (418,338)      (230,660)
                                                                       -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                              (365,317)    (1,207,492)
Proceeds from mortgage notes                                                     0      1,975,000
Decrease in due to local general partners and affiliates                         0        (35,486)
Increase in deferred cost                                                        0        (97,716)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                     (66,384)      (571,838)
                                                                       -----------    -----------
Net cash (used in) provided by financing activities                       (431,701)        62,468
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                   80,162        135,537
Cash and cash equivalents at beginning of period                           619,313        508,848
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   699,475    $   644,385
                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2006. All subsidiaries have fiscal quarters ending September 30, 2006. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $5,000 and $13,000 and $13,000 for the three and nine months ended December 31, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results for the nine months ended December 31, 2006 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                        Three Months Ended    Nine Months Ended
                                           December 31,          December 31,
                                       -------------------   -------------------
                                         2006       2005*      2006       2005*
                                       --------   --------   --------   --------
Partnership management fees (a)        $ 89,000   $ 94,096   $255,484   $257,400
Expense reimbursement (b)                31,657     58,739     98,988    180,119
Local administrative fee (c)             15,000     15,000     45,000     45,000
                                       --------   --------   --------   --------
Total general and administrative-
  General Partner                       135,657    167,835    399,472    482,519
                                       --------   --------   --------   --------
Property management fees incurred to
  affiliates of the subsidiary
  partnerships' general partners (d)     66,658     64,886    198,619    238,704
                                       --------   --------   --------   --------
Total general and administrative-
  related parties                      $202,315   $232,721   $598,091   $721,223
                                       ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Management has

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


determined that the Partnership will not be in a position to pay additional partnership management fees during the current year, and as such, the General Partner has made a contribution to the Partnership in the amount of the fair value of services provided for the quarter ended December 31, 2006. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,057,000 and $2,891,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $120,093 and $117,746 and $364,259 and $396,861 for the three and nine months ended December 31, 2006 and 2005, respectively. Of these fees, $66,658 and $64,886 and $198,619 and $238,704 were incurred to affiliates of the subsidiary partnerships' general partners, including $0 and $0 and $0 and $44,214 of incentive management fees at one Local Partnership.


Note 3 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of March 31, 2006, Tobias was in default on the lease agreement. The Local Partnership's management was making additional payments and, as of September 30, 2006, the lease agreement was current. Estimated aggregate future minimum payments due under the term of the lease were $859,818 as of September 30, 2006.

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

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the nine months ended December 31, 2006, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($80,000). This increase was due to net cash provided by operating activities ($930,000) which exceeded purchases of property and equipment ($35,000), an increase in cash held in escrow relating to investing activities ($383,000), repayment of mortgage notes ($365,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($66,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately ($2,032,000).

During the nine months ended December 31, 2006, the Partnership received approximately $62,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,305,159 and $1,238,872 and $4,027,105 and $3,831,377, respectively.

Accounts payable as of December 31, 2006 and March 31, 2006, were $805,296 and $645,217, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2006 and March 31, 2006, was $8,306,035 and $7,585,653, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated balance sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,057,000 and $2,891,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year, and as such, the General Partner has made a contribution to the Partnership in the amount of the fair value of services provided for the quarter ended December 31, 2006 (see Item 1, Note 2). Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through December 31, 2006, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2006 and 2005 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 5% and 4% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in occupancies at three Local Partnerships, an increase in subsidy income at two other Local Partnerships and an increase in rental rates at the other Local Partnerships.

Other income increased approximately $50,000 and $105,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income from switching to new interest bearing accounts at one Local Partnership.

Total expenses, excluding general and administrative-related parties, operating and taxes remained fairly consistent with a (decrease) increase of less than (1%) and approximately 2% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005.

General and administrative-related parties decreased approximately $30,000 and $123,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in expense reimbursements to the General Partner in 2006 at the Partnership level and an incentive management fee incurred to an affiliate of the Local General Partner in 2005 at one Local Partnership.

Operating expense increased approximately $37,000 and $70,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to increases in fuel costs at two Local Partnerships, an increase in water and sewer charges at a third Local Partnership and an increase in heating costs at a fourth Local Partnership.

Taxes increased approximately $12,000 and $34,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an underaccrual in 2005 and adjustments to prior years' municipal and school taxes in 2006 at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006 the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2006.

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


Date:  January 29, 2007
       ----------------

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

Date:  January 29, 2007
       ----------------

                                          By:  /s/ Glenn F. Hopps
                                               ------------------
                                               Glenn F. Hopps,
                                               Treasurer
                                               (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         Date: January 29, 2007
               ----------------

                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Quarterly Report of Independence Tax Credit Plus L.P. on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     January 29, 2007