Form 10-K
period 2007-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2007-06-22
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006 was $7,667,000, based on Limited Partner equity as of such date.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1.  Business

General
-------

Independence Tax Credit Plus L.P. III (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of RIAI III. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

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

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents from 98.99% to 99.98%, other than two Local Partnerships. The Partnership's investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management). The Partnership's investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management). As of March 31, 2007, the Partnership had acquired interests in twenty Local Partnerships. As of March 31, 2007, approximately $35,051,000 (including approximately $2,953,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $135,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $130,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

Investment Objectives/General Incentives
----------------------------------------

The Partnership was formed to invest in low-income Apartment Complexes that are eligible for the Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits ("Historic Complexes" or "Properties"). The investment objectives of the Partnership are described below.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $3,164,434, $4,614,216 and $5,580,448 in Tax Credits during the years ending December 31, 2006, 2005 and 2004, respectively.

Tax Credits are attached to a Local Partnership for the ten-year Credit Period and are transferable with the Property during the entirety of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times from December 31, 2004 through December 31, 2009 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2007, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 35% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions. As of March 31, 2007, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. ("New Zion") and the Brannon Group, L.C. ("Brannon Group"), the Partnership's investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management). The Partnership's investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management). Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule
                           --------------------------

                                                                   % of Units Occupied at May 1,
            Name and Location                    ------------------------------------------------------------------
            (Number of Units)                    Date Acquired       2007      2006      2005      2004      2003
------------------------------------------------ ---------------  --------- --------- --------- --------- ---------
Edward Hotel Limited Partnership
 Los Angeles, CA (47)                             November 1994      87%       93%       94%       96%       91%

Pacific-East L.P.
 Brooklyn, NY (39)                                December 1994      92%       92%      100%      100%       98%

Overtown Development Group, Ltd.
 Miami, FL (65)                                   December 1994      85%       97%       83%       72%       82%

Sumpter Commons Associates, L.P.
 Brooklyn, NY (21)                                   April 1995     100%      100%      100%      100%      100%

Park Housing Limited Partnership
 Hartford, CT  (30)                                    May 1995      90%       97%       97%       97%       93%

Livingston Manor Urban Renewal Associates, L.P.
 New Brunswick, NJ (50)                               June 1995     100%      100%       96%      100%       98%

Jefferis Square Housing Partnership L.P.
 Chester, PA (36)                                     June 1995     100%      100%       97%      100%      100%

2301 First Avenue Limited Partnership
 New York, NY (92)                                  August 1995      99%       97%      100%       98%       99%

Lewis Street L.P.
 Buffalo, NY (32)                                  October 1995      88%      100%       88%       84%      100%

Savannah Park Housing Limited Partnership
 Washington, DC  (64)                              October 1995      97%       97%       95%       89%       75%

Brannon Group, L.C.
 Leisure City, FL (80)                            December 1995      98%       94%       94%       96%       96%

Mansion Court Phase II Venture
 Philadelphia, PA (19)                            December 1995      53%       74%       79%      100%       95%

Primm Place Partners, L.P.
 St. Louis, MI (128)                              December 1995      98%       97%       95%       99%       96%

BK-9-A Partners L.P.
 Brooklyn, NY (23)                                December 1995     100%       96%      100%      100%       96%

BK-10K Partners L.P.
 Brooklyn, NY (21)                                December 1995     100%      100%       96%      100%       95%

Aspen-Olive Associates
 Philadelphia, PA (22)                             October 1996      95%      100%      100%      100%      100%

West Mill Creek Associates III L.P.
 Philadelphia, PA (72)                             January 1997     100%       99%       99%       99%       99%

Universal Court Associates
 Philadelphia, PA (32)                               April 1997     100%      100%      100%       88%       97%

New Zion Apartments
 Shreveport, LA (100)                             November 1997     100%      100%       94%       96%       95%

Dreitzer House
 New York, NY (32)                                December 1997      99%      100%       95%      100%      100%

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2007, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2007, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2007, the Partnership has approximately 2,557 registered holders of an aggregate of 43,440 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2007. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


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

     o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                Years Ended March 31,
                                    -----------------------------------------------------------------------------
           OPERATIONS                    2007            2006            2005             2004           2003
---------------------------------   -------------   -------------   --------------   -------------   ------------
Revenues                            $   7,434,044   $   7,238,487   $    7,021,653   $   6,719,811   $  6,408,871

Operating expenses                    (12,361,897)    (11,004,640)     (10,353,250)    (10,014,054)    (9,886,082)
                                    -------------   -------------   --------------   -------------   ------------

Net loss before minority interest      (4,927,853)     (3,766,153)      (3,331,597)     (3,294,243)    (3,477,211)

Minority interest in loss of
 subsidiary partnerships                  246,896         294,378           92,458         281,138        293,278
                                    -------------   -------------   --------------   -------------   ------------

Net loss                            $  (4,680,957)  $  (3,471,775)  $   (3,239,139)  $  (3,013,105)  $ (3,183,933)
                                    =============   =============   ==============   =============   ============

Net loss per weighted average BAC   $     (106.68)  $      (79.12)  $       (73.82)  $      (68.67)  $     (72.56)
                                    =============   =============   ==============   =============   ============

                                                                      March 31,
                                    -----------------------------------------------------------------------------
        FINANCIAL POSITION               2007            2006            2005             2004           2003
---------------------------------   -------------   -------------   --------------   -------------   ------------
Total assets                        $  65,211,163   $  69,137,318   $   71,114,696   $  73,610,412   $ 76,223,243
                                    =============   =============   ==============   =============   ============

Total liabilities                   $  60,631,085   $  59,556,355   $   56,498,597   $  55,499,430   $ 54,524,974
                                    =============   =============   ==============   =============   ============

Minority interest                   $     429,202   $     749,130   $    2,312,491   $   2,568,235   $  3,142,417
                                    =============   =============   ==============   =============   ============

Total partners' capital             $   4,150,876   $   8,831,833   $   12,303,608   $  15,542,747   $ 18,555,852
                                    =============   =============   ==============   =============   ============

During the year ended March 31, 2007, total assets decreased primarily due to depreciation and loss on impairment of property. During the years ended March 31, 2006, 2005, 2004 and 2003, respectively, total assets decreased primarily due to depreciation.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2007.

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

As of March 31, 2007, the Partnership has invested approximately $35,051,000 (including approximately $2,953,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $135,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $130,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2007, the Partnership did not make any advances to the Local Partnerships. Although the Partnership will not be acquiring additional Properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Short-term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the Property level.

For the year ended March 31, 2007, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($67,000). This increase was due to net cash provided by operating activities ($931,000), a decrease in cash held in escrow relating to investing activities ($84,000) and an increase in due to local general partners and affiliates relating to financing activities ($27,000), which exceeded purchases of property and equipment ($364,000), a decrease in due to local general partners and affiliates relating to investing activities ($59,000), repayment of mortgage notes ($479,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($73,000). Included in adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $(2,689,000) and loss on impairment of fixed assets of approximately $(1,043,000).

During the year ended March 31, 2007, the Partnership received approximately $69,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2007, approximately $9,000 of this reserve remained unused.

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2007, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Total expenses for the year ended March 31, 2007, 2006 and 2005, respectively, excluding depreciation and amortization, interest, general and administrative - related parties and loss on impairment of fixed assets, totaled $5,616,460, $5,567,576 and $5,105,929.

Accounts payable as of March 31, 2007 and 2006 were $606,118 and $645,217, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest as of March 31, 2007 and 2006 was $8,592,177 and $7,585,653, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,233,000 and $2,891,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in twenty Local Partnerships, all of which have their Tax Credits fully in place. Tax Credits are attached to a Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods have expired with respect to certain Local Partnerships, and, with respect to the others, are scheduled to expire at various times through December 31, 2009 depending upon when the Credit Period commenced. The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Credit Period commenced.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                            Less than       1 - 3         3 -5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $43,529,500   $   534,370   $ 1,986,967   $ 3,338,655   $37,669,508
Land lease obligations (b)       850,080        21,252        42,504        42,504       743,820
                             -----------   -----------   -----------   -----------   -----------

   Total                     $44,379,580   $   555,622   $ 2,029,471   $ 3,381,159   $38,413,328
                             ===========   ===========   ===========   ===========   ===========


(a) The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $100,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

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

Through March 31, 2007, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2007, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                              Years Ended March 31,
                         ------------------------------
                           2007       2006       2005
                         --------   --------   --------
Interest                 $149,881   $118,270   $ 96,706
Other                     155,401    170,101    321,043
                         --------   --------   --------

   Total other revenue   $305,282   $288,371   $417,749
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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years).

The net loss for the 2006, 2005 and 2004 Fiscal Years aggregated $4,680,957, $3,471,775 and $3,239,139, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $3,164,434, $5,580,448 and $5,683,281 Tax Credits during the 2006, 2005 and 2004, tax years, respectively.

2006 vs. 2005
-------------

Rental income increased approximately 3% for the 2006 Fiscal Year compared to the 2005 Fiscal Year, primarily due to increases in occupancies at three Local Partnerships and rental rate increases at the other Local Partnerships.

Total expenses, excluding general and administrative-related parties expense and loss on impairment of fixed assets remained consistent with a decrease of less than 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.

General and administrative-related parties expense decreased approximately $106,000 for the 2006 Fiscal Year compared to the 2005 Fiscal Year, primarily due to a decrease in expense reimbursements at the Partnership level and a supervisory and incentive property management fee incurred to an affiliate in the prior year at one Local Partnership.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor. The Credit Periods have expired with respect to certain Local Partnerships, and, with respect to the others, are scheduled to expire at various times through December 31, 2009 depending upon when the Credit Period commenced. The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Credit Period commenced.

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

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

        Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           14

        Consolidated Balance Sheets at March 31, 2007 and 2006            37

        Consolidated Statements of Operations for the Years Ended
          March 31, 2007, 2006 and 2005                                   38

        Consolidated Statements of Changes in Partners' Capital
          for the Years Ended March 31, 2007, 2006 and 2005               39

        Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2007, 2006 and 2005                                   40

        Notes to Consolidated Financial Statements                        41

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for four (2006 and 2005 Fiscal Years) and sixteen (2004 Fiscal Year) subsidiary partnerships whose losses aggregated $3,812,500, $750,146 and $490,848 for the years ended March 31, 2007, 2006 and 2005, respectively, and whose assets constituted 82% and 25% of the Partnership's assets at March 31, 2007 and 2006, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2007

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
February 21, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheets of Pacific-East L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2006, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
April 9, 2007

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2006 and 2005, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2006 and 2005, and the results of its operations changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 26, 2007

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

[LAWLOR & O'BRIEN, CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O'Brien, Certified Public Accountants
Totowa, New Jersey
February 27, 2007

[KOSTIN, RUFFKESS & COMPANY, LLC LETTERHEAD]

To The Partners
Park Housing Limited Partnership

INDEPENDENT AUDITORS' REPORT
----------------------------

We have audited the accompanying balance sheet of Park Housing Limited Partnership as of December 31, 2006, and the related statements of operations and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Housing Limited Partnership as of December 31, 2006, and the results of its operations and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
February 28, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
2301 First Avenue Limited Partnership

We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership, for the year ended December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership, as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 7, 2007

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2006 and 2005 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2006 and 2005 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 2, 2007

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
January 25, 2006

[ROMANO & MITCHELL, CHARTERED CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing Limited Partnership
Washington, D.C.

We have audited the accompanying balance sheet of Savannah Park Housing Limited Partnership as of December 31, 2006, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Savannah Park Housing Limited Partnership as of December 31, 2005 were audited by other auditors whose report dated February 28, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2006, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Romano & Mitchell, Chartered Certified Public Accountants
Bethesda, Maryland
February 28, 2007

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Members of
Brannon Group, L.C.

We have audited the accompanying balance sheet of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2006 and the related statements of operations, members' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brannon Group, L.C. as of December 31, 2005, were audited by other auditors whose report dated March 18, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the financial statements of Brannon Group, L.C. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Novogradac & Company LLP
San Francisco, California
March 25, 2007

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2006, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2006 and the results of its operations, the changes in partner' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

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

/s/ Rubin, Brown, Gornstein & Co.  LLP
St. Louis, Missouri
February 7, 2006

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2006, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
February 27, 2007

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2006, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
February 26, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2006, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2006, and the results of its operations, the changes in partner' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates as of December 31, 2006, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2006, and the results of its operations, the changes in partner' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2006, and the related statement of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2006, and the results of its operations, changes in capital, and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated March 12, 2007 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 12, 2007 on New Zion Apartments Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 22 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
72-0506596
Atlanta, Georgia
March 12, 2007

Lead Auditor:  Joshua D. Northcutt, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 2006, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2006, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on page 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 29, 2007

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                           March 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------

Property and equipment - at cost, less accumulated depreciation (Notes 2 and 4)   $ 57,470,569    $ 61,307,171
Cash and cash equivalents (Notes 2 and 10)                                             686,353         619,313
Cash held in escrow (Note 5)                                                         5,496,614       5,740,963
Deferred costs, less accumulated amortization (Notes 2 and 6)                          762,580         839,093
Other assets                                                                           795,047         630,778
                                                                                  ------------    ------------

Total assets                                                                      $ 65,211,163    $ 69,137,318
                                                                                  ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Mortgage notes payable (Note 7)                                                 $ 43,529,500    $ 44,008,776
  Accounts payable                                                                     606,118         645,217
  Accrued interest payable                                                           8,592,177       7,585,653
  Security deposits payable                                                            495,940         465,526
  Due to local general partners and affiliates (Note 8)                              1,976,765       2,024,031
  Due to general partner and affiliates (Note 8)                                     5,430,585       4,827,152
                                                                                  ------------    ------------

Total liabilities                                                                   60,631,085      59,556,355
                                                                                  ------------    ------------

Minority interest (Note 2)                                                             429,202         749,130
                                                                                  ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding) (Note 1)                     4,495,496       9,129,643
  General Partner                                                                     (344,620)       (297,810)
                                                                                  ------------    ------------

Total partners' capital                                                              4,150,876       8,831,833
                                                                                  ------------    ------------

Total liabilities and partners' capital                                           $ 65,211,163    $ 69,137,318
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended March 31,
                                                       --------------------------------------------
                                                            2007            2006            2005
                                                       ------------    ------------    ------------
Revenues
Rental income                                          $  7,128,762    $  6,950,116    $  6,603,904
Other income                                                305,282         288,371         417,749
                                                       ------------    ------------    ------------

                                                          7,434,044       7,238,487       7,021,653
                                                       ------------    ------------    ------------

Expenses
General and administrative                                1,987,597       2,007,050       1,846,438
General and administrative-related parties (Note 8)         822,468         928,579         852,485
Repairs and maintenance                                   1,662,034       1,670,321       1,555,575
Operating                                                 1,069,984       1,020,552         898,314
Real estate taxes                                           358,083         336,201         278,986
Insurance                                                   538,762         533,452         526,616
Financial, principally interest                           1,830,713       1,825,894       1,686,818
Depreciation and amortization                             2,689,496       2,682,591       2,708,018
Loss on impairment of property (Note 4)                   1,402,760               0               0
                                                       ------------    ------------    ------------

Total expenses                                           12,361,897      11,004,640      10,353,250
                                                       ------------    ------------    ------------

Net loss before minority interest                        (4,927,853)     (3,766,153)     (3,331,597)

Minority interest in loss of subsidiary partnerships        246,896         294,378          92,458
                                                       ------------    ------------    ------------

Net loss                                               $ (4,680,957)   $ (3,471,775)   $ (3,239,139)
                                                       ============    ============    ============

Net loss - Limited Partners                            $ (4,634,147)   $ (3,437,057)   $ (3,206,747)
                                                       ============    ============    ============

Number of BACs outstanding                                   43,440          43,440          43,440
                                                       ============    ============    ============

Net loss per BAC                                       $    (106.68)   $     (79.12)   $     (73.82)
                                                       ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                  Limited         General
                                                   Total          Partners        Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2004    $ 15,542,747    $ 15,773,447    $   (230,700)

Net loss                                         (3,239,139)     (3,206,747)        (32,392)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2005     12,303,608      12,566,700        (263,092)

Net loss                                         (3,471,775)     (3,437,057)        (34,718)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2006      8,831,833       9,129,643        (297,810)

Net loss                                         (4,680,957)     (4,634,147)        (46,810)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2007   $  4,150,876    $  4,495,496    $   (344,620)
                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    Years Ended March 31,
                                                                          -----------------------------------------
                                                                              2007           2006           2005
                                                                          -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                                  $(4,680,957)   $(3,471,775)   $(3,239,139)
                                                                          -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                               2,689,496      2,682,591      2,708,018
Loss on impairment of fixed assets                                          1,402,760              0              0
Minority interest in loss of subsidiary partnerships                         (246,896)      (294,378)       (92,458)
(Increase) decrease in assets:
Cash held in escrow                                                           160,715       (272,282)        14,897
Other assets                                                                 (164,269)        69,175        (29,186)
Increase (decrease) in liabilities:
Accounts payable                                                              (39,099)        15,591     (1,667,440)
Accrued interest                                                            1,006,524        999,505      2,567,416
Security deposit payable                                                       30,414         39,976         36,840
Due to local general partners and affiliates                                  169,206          8,874         56,135
Due to general partners and affiliates                                        603,433        271,405        569,238
                                                                          -----------    -----------    -----------

Total adjustments                                                           5,612,284      3,520,457      4,163,460
                                                                          -----------    -----------    -----------

Net cash provided by operating activities                                     931,327         48,682        924,321
                                                                          -----------    -----------    -----------
Cash flows from investing activities:
Acquisition of property and equipment                                        (363,622)      (138,170)      (121,592)
Decrease (increase) in cash held in escrow                                     83,634        (15,014)       (94,218)
(Decrease) increase in due to local general partners and
  affiliates                                                                  (58,517)        52,741        (56,210)
                                                                          -----------    -----------    -----------

Net cash used in investing activities                                        (338,505)      (100,443)      (272,020)
                                                                          -----------    -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                         (479,276)    (3,452,420)      (506,751)
Proceeds from mortgage notes                                                        0      5,120,086              0
Increase (decrease) in due to local general partners and
  affiliates                                                                   26,526          2,000            (61)
Increase in deferred costs                                                          0       (238,457)             0
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                           (73,032)    (1,268,983)      (163,286)
                                                                          -----------    -----------    -----------

Net cash (used in) provided by financing activities                          (525,782)       162,226       (670,098)
                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                           67,040        110,465        (17,797)

Cash and cash equivalents at beginning of year                                619,313        508,848        526,645
                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year                                  $   686,353    $   619,313    $   508,848
                                                                          ===========    ===========    ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                    $   824,189    $   658,864    $   721,421
                                                                          ===========    ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Decrease in property and equipment due to decrease in due to local
  general partners and affiliates                                         $   184,481    $         0    $         0
                                                                          ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Independence Tax Credit Plus L.P. III (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline) (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the RIAI III. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.

As of March 31, 2007, the Partnership held a limited partnership interest in twenty subsidiary partnerships.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2007, 2006 and 2005, respectively, (the 2006, 2005 and 2004 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships ("Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $34,000, $21,000 and $20,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Through March 31, 2007, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2007, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                              Years Ended March 31,
                         ------------------------------
                            2007      2006        2005
                         --------   --------   --------
Interest                 $149,881   $118,270   $ 96,706
Other                     155,401    170,101    321,043
                         --------   --------   --------

   Total other revenue   $305,282   $288,371   $417,749
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                March 31, 2007             March 31, 2006
                                          -------------------------   -------------------------
                                           Carrying                     Carrying
                                            Amount      Fair Value       Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:

Practicable to estimate fair value        $13,217,202   $12,194,421   $13,403,675   $12,385,902
Not practicable                            30,312,298             *    30,605,101             *

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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                           March 31,                Estimated
                                 ----------------------------     Useful Lives
                                     2007            2006            (Years)
                                 ------------    ------------     ------------
Land                             $  1,166,583    $  1,166,583           -
Building and improvements          81,876,119      83,788,184         20-40
Furniture and fixtures              1,375,560       1,259,853          5-12
                                 ------------    ------------
                                   84,418,262      86,214,620

Less: Accumulated depreciation    (26,947,693)    (24,907,449)
                                 ------------    ------------

                                 $ 57,470,569    $ 61,307,171
                                 ============    ============

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2007 and 2006, respectively. In addition, as of March 31, 2007 and 2006, building and improvements include $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,980,181 to the Local General Partners and their affiliates as of March 31, 2007 and 2006. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $2,612,983, $2,574,993 and $2,650,522, respectively.

During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-Lived Assets", the Partnership deemed the building of Mansion Court Phase II Venture impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,403,000 (consisting of approximately $1,976,000 of fixed assets and approximately $573,000 of accumulated depreciation). Fair value was obtained from an appraisal after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years. Therefore, the property was written down to its appraised value of approximately $549,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                March 31,
                                         -----------------------
                                            2007          2006
                                         ----------   ----------
Purchase price payments*                 $  130,418   $  130,418
Real estate taxes, insurance and other    3,193,913    3,367,132
Reserve for replacements                  1,763,163    1,846,797
Tenant security deposits                    409,120      396,616
                                         ----------   ----------

                                         $5,496,614   $5,740,963
                                         ==========   ==========

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                           March 31,               Estimated
                                 ---------------------------     Useful Lives
                                     2007           2006           (Years)
                                 -----------    ------------    ------------
Financing costs                  $ 1,335,101    $  1,335,101         *
Less: Accumulated amortization      (572,521)       (496,008)
                                 -----------    ------------

                                 $   762,580    $    839,093
                                 ===========    ============

* Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2007, 2006 and 2005 amounted to $76,513, $107,598 and $57,496, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $100,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

BK-9-A Partners L.P. ("Lafayette")
---------------------------------
On August 22, 2005, Lafayette refinanced its existing mortgage indebtedness in the amount of $885,701. The new mortgage in the amount of $1,975,000 matures on August 31, 2015 and bears interest at the rate of 5.625% per annum for the first five years of the loan. Effective September 1, 2010 and on the first day of each September thereafter, the interest rate will be adjusted to 2.5% above the Prime Rate. Financing costs of approximately $100,000 were incurred, and a partnership reserve account in the amount of $105,000 was established by the Local
Partnership. The refinancing resulted in a distribution from the Local Partnership to the Partnership of approximately $451,000.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Annual principal payment requirements by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

  December 31,                                Amount
----------------                           ------------
2007                                       $    534,370
2008                                            581,733
2009                                          1,405,234
2010                                          2,403,659
2011                                            934,996
Thereafter                                   37,669,508
                                           ------------

                                           $ 43,529,500
                                           ============


Accrued interest payable as of March 31, 2007 and 2006 was approximately $8,592,000 and $7,586,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $29,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships ("Local Partnership Agreements"), the General Partner and its affiliates receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2007, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                 Years Ended March 31,
                                             ------------------------------
                                               2007       2006       2005
                                             --------   --------   --------
Partnership management fees (a)              $341,984   $351,400   $334,141
Expense reimbursement (b)                     140,388    233,499    152,857
Local administrative fees (d)                  60,250     60,250     60,250
                                             --------   --------   --------

Total general and administrative-General
 Partner                                      542,622    645,149    547,248
                                             --------   --------   --------

Property management fees incurred to
 affiliates of the subsidiary
 partnerships' general partners (c)           279,846    283,430    305,237
                                             --------   --------   --------

Total  general and  administrative-related
 parties                                     $822,468   $928,579   $852,485
                                             ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,233,000 and $2,891,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations.

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

(c) Property management fees incurred by Local Partnerships amounted to $505,392, $498,034 and $512,072 for the years ended March 31, 2007, 2006 and
2005, respectively. Of these fees, $279,846, $283,430 and $305,237 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                              March 31,
                                      ------------------------
                                          2007         2006
                                      ----------   ----------
Operating advances                    $  126,817   $   80,406
Development fee payable                1,254,234    1,497,232
Other capitalized costs                   16,335       16,335
Construction costs payable               154,543      154,543
General Partner loan payable             246,534      220,008
Management and other operating fees      178,302       55,507
                                      ----------   ----------

                                      $1,976,765   $2,024,031
                                      ==========   ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


D) Advances from Partnership to Local Partnerships

As of March 31, 2007, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $2,981,000. Such advances are eliminated in consolidation. The following table summarizes these advances:

                               March 31,
                       -----------------------
                          2007         2006
                       ----------   ----------
New Zion               $    2,655   $    2,655
Knickerbocker Avenue      454,441      454,441
Lafayette Avenue          416,094      416,094
Eastern Parkway         1,016,321    1,016,321
2301 First Avenue       1,080,628    1,080,628
Sumpter Commons            10,580        7,876
                       ----------   ----------

                       $2,980,719   $2,978,015
                       ==========   ==========


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                         2006           2005           2004
                                                                     -----------    -----------    -----------

Financial statement net loss                                         $(4,680,957)   $(3,471,775)   $(3,239,139)

Differences between  depreciation and amortization expense records for financial reporting purposes and the accelerated costs
  recovery system utilized for income tax purposes                      (153,314)      (169,991)      (199,664)

Differences resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes            (20,730)        27,039         67,422

Loss on impairment of property for financial reporting purposes
  not deductible for tax purposes                                      1,402,760              0              0

Other, including accruals for financial reporting not deductible
  for tax purposes until paid                                            361,011       (227,594)        46,799
                                                                     -----------    -----------    -----------

Net loss as shown on the income tax return for the calendar year
  ended                                                              $(3,091,230)   $(3,842,321)   $(3,324,582)
                                                                     ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



NOTE 10 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2007 and 2006.

                                                                Quarter Ended
                                            --------------------------------------------------------
                                              June 30,     September 30,  December 31,    March 31,
              OPERATIONS                        2006           2006           2006          2007
----------------------------------------    -----------    ------------   ------------   -----------
Revenues                                    $ 1,809,387    $ 1,869,778    $ 1,889,328    $ 1,865,551

Operating expenses                           (2,629,423)    (2,660,999)    (2,640,388)    (4,431,087)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                  (820,036)      (791,221)      (751,060)    (2,565,536)

Minority interest in loss of subsidiaries        68,382         64,973         57,550         55,991
                                            -----------    -----------    -----------    -----------

Net loss                                    $  (751,654)   $  (726,248)   $  (693,510)   $(2,509,545)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (17.13)   $    (16.55)   $    (15.81)   $    (57.19)
                                            ===========    ===========    ===========    ===========
                                                                Quarter Ended
                                            --------------------------------------------------------
                                              June 30,     September 30,  December 31,    March 31,
              OPERATIONS                        2005           2005           2005          2006
----------------------------------------    -----------    ------------   ------------   -----------
Revenues                                    $ 1,740,672    $ 1,756,367    $ 1,761,014    $ 1,980,434

Operating expenses                           (2,726,742)    (2,499,360)    (2,622,895)    (3,155,643)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                  (986,070)      (742,993)      (861,881)    (1,175,209)

Minority interest in loss of subsidiaries        69,567         12,520          8,941        203,350
                                            -----------    -----------    -----------    -----------

Net loss                                    $  (916,503)   $  (730,473)   $  (852,940)   $  (971,859)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (20.89)   $    (16.65)   $    (19.43)   $    (22.15)
                                            ===========    ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 11 - Commitments and Contingencies

a) Leases

Savanah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

December 31,                                        Amount
-------------                                     ----------
2007                                              $   21,252
2008                                                  21,252
2009                                                  21,252
2010                                                  21,252
2011                                                  21,252
Thereafter                                           743,820
                                                  ----------
                                                  $  850,080
                                                  ==========


As of December 31, 2006, the lease agreement was current. For the years ended December 31, 2006 and 2005, $38,962 and $26,242, respectively, have been paid under the terms of the lease and $0 and $14,489, respectively, remained payable.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $181,000 at March 31, 2007.

c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $3,164,434, $4,614,216 and $5,580,448 Tax Credits during the 2006, 2005 and 2004 tax years, respectively.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 35% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Independence Associates III L.P., the general partner of the Partnership, and its general partner, Related Independence Associates III Inc., have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation ("RIAI III"). The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. The ultimate parent of the General Partner, Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007), has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of RIAI III. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

Certain information concerning the directors and executive officers of RIAI III is set forth below.

Name                                 Position
--------------------                 -------------------------------------------

Robert L. Levy                       Chief Financial Officer

Andrew J. Weil                       President and Chief Executive Officer

Marc D. Schnitzer                    Senior Vice President

Glenn F. Hopps                       Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is Senior Vice President of RIAI III. He is responsible both for financial restructuring of real estate properties and directing Centerline's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, joined Centerline in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                                 Name and Address of          Amount and Nature of        Percentage
Title of Class                   Beneficial Ownership         Beneficial Ownership         of Class
----------------------------    ---------------------    -----------------------------    ----------
                                Related Independence
                                Associates III L.P.
General Partnership Interest    625 Madison Avenue       $1,000 capital contribution -
 in the Partnership             New York, NY 10022       directly owned                      100%


Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 18, 2007, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and
(iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.

                                        Amount and Nature of          Percent of
Name of Beneficial Owner (1)            Beneficial Ownership            Class
------------------------                --------------------          ----------
Lehigh Tax Credit Partners, Inc.        3,242.94 (2) (3)              7.5%

J. Michael Fried                        3,242.94 (2) (3)              7.5%

Alan P. Hirmes                          3,242.94 (2) (3)              7.5%

Stuart J. Boesky                        3,242.94 (2) (3)              7.5%

Stephen M. Ross                         3,242.94 (2) (3)              7.5%

Marc D. Schnitzer                       3,242.94 (2) (3)              7.5%

Denise L. Kiley                         3,242.94 (2) (3)              7.5%

Glenn F. Hopps                          -                             -

All directors and executive  officers
of  the   general   partner   of  the
Related  General  Partner  as a group
(nine persons)                          3,242.94 (2) (3)              7.5%

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

(3) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Alan P. Hirmes, Denise L. Kiley and Stuart J. Boesky who own only an economic interest.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2007 and 2006 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $52,700 and $84,700, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $8,900 and $8,700 for the years ended December 31, 2006 and 2005.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand alone audit committee.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm          14

         Consolidated Balance Sheets at March 31, 2007 and 2006           37

         Consolidated Statements of Operations for the Years Ended
           March 31, 2007, 2006 and 2005                                  38

         Consolidated Statements of Changes in Partners' Capital
           for the Years Ended March 31, 2007, 2006 and 2005              39

         Consolidated Statements of Cash Flows for the Years Ended
           March 31, 2007, 2006 and 2005                                  40

         Notes to Consolidated Financial Statements                       41

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm          60

         Schedule I - Condensed Financial Information of Registrant       61

         Schedule III - Real Estate and Accumulated Depreciation          64

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

(10A)    Form of Subscription Agreement attached  to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus L.P.
           III and Bankers Trust Company*

(10C)    Form of Purchase and Sales Agreement pertaining  to  the
           Partnership's acquisition of Local Partnership Interests*

(10D)    Form of Amended and Restated  Agreement of Limited Partnership
           of Local Partnerships*

(21)     Subsidiaries of the Registrant                                   54

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       57

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       58

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b)
          and Section 1350 of Title 18 of the United States Code
          (18 U.S.C. 1350).                                               59

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                            By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner



                                 By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date: June 22, 2007                   By:  /s/ Robert L. Levy
      -------------                        ------------------
                                           Robert L. Levy
                                           Chief Financial Officer




Date: June 22, 2007                   By:  /s/ Andrew J. Weil
      -------------                        ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                          Title                          Date
------------------   -------------------------------------------   -------------



/s/ Robert L. Levy
------------------   Chief Financial Officer of Related            June 22, 2007
Robert L. Levy       Independence Associates III Inc.              -------------




/s/ Andrew J. Weil
------------------   President (Chief Executive Officer)           June 22, 2007
Andrew J. Weil       of Related Independence Associates III Inc.   -------------




/s/ Glenn F. Hopps
------------------   Treasurer (principal accounting officer)      June 22, 2007
Glenn F. Hopps       of Related Independence Associates III Inc.   -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2007 of Independence Tax Credit Plus L.P. III;

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

     4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  June 22, 2007                       By:  /s/ Robert L. Levy
                -------------                            ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, hereby certify that:

     1. I have reviewed this report on Form 10-K for the period ending March 31, 2007 of Independence Tax Credit Plus L.P. III;

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

     4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date: June 22, 2007                        By:  /s/ Andrew J. Weil
               --------------                            ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. III on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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


By:  /s/ Robert L. Levy                            By:  /s/ Andrew J. Weil
     ------------------                                 ------------------
     Robert L. Levy                                     Andrew J. Weil
     Chief Financial Officer                            Chief Executive Officer
     June 22, 2007                                      June 22, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 15, 2007 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2006, 2005 and 2004 Fiscal Years and
Schedule III as of March 31, 2007. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2007

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                    March 31,
                                                            -------------------------
                                                                2007          2006
                                                            -----------   -----------
Cash and cash equivalents                                   $    14,460   $    36,194
Investment in subsidiary partnerships                        12,158,076    15,057,064
Cash held in escrow                                             130,418       130,418
Other assets                                                          0            44
                                                            -----------   -----------

Total assets                                                $12,302,954   $15,223,720
                                                            ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                       $ 4,599,173   $ 4,071,802
Other liabilities                                                12,885        16,394
                                                            -----------   -----------

Total liabilities                                             4,612,058     4,088,196

Partners' capital                                             7,690,896    11,135,524
                                                            -----------   -----------

Total liabilities and partners' capital                     $12,302,954   $15,223,720
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Years Ended March 31,
                                                   -----------------------------------------
                                                       2007           2006           2005
                                                   -----------    -----------    -----------
Revenues

Other income                                       $       727    $     2,024    $       550
                                                   -----------    -----------    -----------

Expenses

Administrative and management                          133,176        107,043         88,148
Administrative and management - related parties        482,372        584,899        486,998
                                                   -----------    -----------    -----------

Total expenses                                         615,548        691,942        575,146
                                                   -----------    -----------    -----------

Losses from operations                                (614,821)      (689,918)      (574,596)

Equity in losses of subsidiary partnerships         (2,829,807)    (2,262,425)    (2,116,207)

Distribution income from subsidiary partnerships             0          7,359              0
                                                   -----------    -----------    -----------

Net loss                                           $(3,444,628)   $(2,944,984)   $(2,690,803)
                                                   ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Years Ended March 31,
                                                        -----------------------------------------
                                                            2007           2006           2005
                                                        -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                $(3,444,628)   $(2,944,984)   $(2,690,803)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 2,829,807      2,262,425      2,116,207
Distribution income from subsidiary partnerships                  0         (7,359)             0
Decrease (increase) in other assets                              44            (44)             0
Increase (decrease) in liabilities:
Due to general partners and affiliates                      527,371        222,947        535,728
Other liabilities                                            (3,509)         7,150         (5,034)
                                                        -----------    -----------    -----------

Total adjustments                                         3,353,713      2,485,119      2,646,901
                                                        -----------    -----------    -----------

Net cash used in operating activities                       (90,915)      (459,865)       (43,902)
                                                        -----------    -----------    -----------

Cash flows from investing activities:

Investment in subsidiary partnerships                             0              0         (6,832)
Distributions from subsidiary partnerships                   69,181        470,314         41,421
Decrease in cash held in escrow                                   0              0          1,757
                                                        -----------    -----------    -----------

Net cash provided by investing activities                    69,181        470,314         36,346
                                                        -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents        (21,734)        10,449         (7,556)

Cash and cash equivalents, beginning of year                 36,194         25,745         33,301
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                  $    14,460    $    36,194    $    25,745
                                                        ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007

                                                   Initial Cost to Partnership
                                            ------------------------------------------

                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                                         Buildings and     Acquistion:
              Description                   Encumbrances      Land       Improvements     Improvements
-----------------------------------------   ------------   -----------   -------------   ----------------
Edward Hotel Limited Partnership
 Los Angeles, CA                            $ (2,399,459) $    275,000   $     591,240   $      2,583,269
Pacific East, L.P.
 Brooklyn, NY                                 (1,980,442)        1,950       3,125,584            192,537
Overtown Development Group, Ltd.
 Miami, FL                                    (1,028,717)       52,284       2,627,099            164,076
Sumpter Commons Associates, L.P.              (1,192,018)          500       1,862,916             50,963
Park Housing Limited Partnership                (822,282)        5,000       2,343,351             64,880
Livingston Manor Urban
 Renewal Associates, L.P.                     (3,080,000)      119,988       7,047,532            634,850
Jefferis Square Housing Partnership, L.P.     (1,900,000)       55,158               0          4,553,296
2301 First Avenue Limited Partnership         (4,638,147)       64,350       5,818,269            208,786
Lewis Street Limited Partnership              (1,600,000)        7,000               0          2,877,050
Savannah Park Housing Limited Partnership       (694,709)            0       2,049,888          2,149,073
Brannon Group, L.C.                           (4,380,104)      380,000       2,598,402          5,520,776
Independence Tax Credit Fund L.P.
 (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)        (2,510,527)        1,732         339,661          4,302,161
Primm Place Partners, L.P.                    (4,708,658)      168,258               0          6,960,006
BK-9-A Partners L.P.                          (1,975,000)            0       1,517,313             56,847
BK-10K Partners L.P.                            (989,609)       11,000       1,637,762             97,915
Westmill Creek Associates III L.P.            (2,843,918)       37,031       6,922,563             46,017
Universal Court Associates                    (1,650,000)       31,024         279,220          4,541,485
New Zion Apartments                             (860,910)       20,000       2,688,770             12,362
Dreitzer House                                (4,275,000)            5              0           6,722,063
                                            ------------   -----------   -------------   ----------------

                                            $(43,529,500)  $ 1,230,280   $  41,449,570   $     41,738,412
                                            ============   ===========   =============   ================

                                            Gross Amount at which Carried at Close of Period
                                            ------------------------------------------------



                                                            Buildings and                       Accumulated
              Description                      Land         Improvements          Total         Depreciation
-----------------------------------------   -----------     -------------     --------------    ------------
Edward Hotel Limited Partnership
 Los Angeles, CA                            $   281,123     $   3,168,386     $    3,449,509    $  1,243,061
Pacific East, L.P.
 Brooklyn, NY                                     8,075         3,311,996          3,320,071       1,543,488
Overtown Development Group, Ltd.
 Miami, FL                                       58,408         2,785,051          2,843,459         884,278
Sumpter Commons Associates, L.P.                  3,673         1,910,706          1,914,379         787,088
Park Housing Limited Partnership                  8,173         2,405,058          2,413,231         923,994
Livingston Manor Urban
 Renewal Associates, L.P.                       123,161         7,679,209          7,802,370       2,183,436
Jefferis Square Housing Partnership, L.P.        39,347         4,569,107          4,608,454       1,317,795
2301 First Avenue Limited Partnership            67,523         6,023,882          6,091,405       2,711,242
Lewis Street Limited Partnership                 10,173         2,873,877          2,884,050       1,100,433
Savannah Park Housing Limited Partnership         3,173         4,195,788          4,198,961       1,292,257
Brannon Group, L.C.                             383,173         8,116,005          8,499,178       1,957,703
Independence Tax Credit Fund L.P.
 (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)            5,123         4,638,431          4,643,554       1,176,771
Primm Place Partners, L.P.                       67,577         7,060,687          7,128,264       1,784,387
BK-9-A Partners L.P.                              3,173         1,570,987          1,574,160         467,123
BK-10K Partners L.P.                             14,176         1,732,501          1,746,677         510,420
Westmill Creek Associates III L.P.               37,649         6,967,962          7,005,611       2,974,506
Universal Court Associates                       31,642         4,820,087          4,851,729       1,094,831
New Zion Apartments                              20,618         2,700,514          2,721,132       1,018,003
Dreitzer House                                      623         6,721,445          6,722,068       1,976,877
                                            -----------     -------------     --------------    ------------

                                            $ 1,166,583     $  83,251,679     $   84,418,262    $ 26,947,693
                                            ===========     =============     ==============    ============


                                                                           Life on which
                                                                           Depreciation in
                                               Year of                     Latest Income
                                            Construction/      Date        Statements are
              Description                     Renovation      Acquired     Computed(a)(b)
-----------------------------------------   -------------   ------------   ---------------
Edward Hotel Limited Partnership
 Los Angeles, CA                                1994-95        Nov. 1994        27.5 years
Pacific East, L.P.
 Brooklyn, NY                                   1994-95        Dec. 1994        27.5 years
Overtown Development Group, Ltd.
 Miami, FL                                      1994-95        Dec. 1994          40 years
Sumpter Commons Associates, L.P.                1995-96        Apr. 1995        27.5 years
Park Housing Limited Partnership                1995-96         May 1995        27.5 years
Livingston Manor Urban
 Renewal Associates, L.P.                       1995-96        June 1995       15-40 years
Jefferis Square Housing Partnership, L.P.       1995-96        June 1995     20 - 40 years
2301 First Avenue Limited Partnership           1995-96        Aug. 1995        27.5 years
Lewis Street Limited Partnership                1995-96        Oct. 1995        27.5 years
Savannah Park Housing Limited Partnership       1995-96        Oct. 1995        27.5 years
Brannon Group, L.C.                             1995-96        Dec. 1995          40 years
Independence Tax Credit Fund L.P.
 (Mansion Court Phase II Venture and
  Aspen Olive Associates Consolidated)          1995-96        Dec. 1995     20 - 40 years
Primm Place Partners, L.P.                      1995-96        Dec. 1995     10 - 40 years
BK-9-A Partners L.P.                            1995-96        Dec. 1995          40 years
BK-10K Partners L.P.                            1995-96        Dec. 1995          40 years
Westmill Creek Associates III L.P.              1997-98        Dec. 1996        27.5 years
Universal Court Associates                      1997-98        Apr. 1997       20-40 years
New Zion Apartments                             1997-98        Nov. 1997   15 - 27.5 years
Dreitzer House                                  1997-99        Dec. 1997        27.5 years


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                   (continued)

                                             Cost of Property and Equipment                      Accumulated Depreciation
                                     --------------------------------------------    ----------------------------------------------
                                                                         Year Ended March 31,
                                     -------------------------------------------------------------------------------------------
                                          2007           2006            2005            2007            2006           2005
                                     ------------    ------------    ------------    ------------    ------------   ------------
Balance at beginning of period       $ 86,214,620    $ 86,076,450    $ 85,974,858    $ 24,907,449    $ 22,332,456   $ 19,701,934
Additions during period:
  Improvements                            179,141         138,170         121,592
  Depreciation expense                                                                  2,612,983       2,574,993      2,650,522
Reductions during period:
  Dispositions and impairment loss     (1,975,499)                        (20,000)       (572,739)                       (20,000)
                                     ------------    ------------    ------------    ------------    ------------   ------------

Balance at close of period           $ 84,418,262    $ 86,214,620    $ 86,076,450    $ 26,947,693    $ 24,907,449   $ 22,332,456
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