Form 10-Q
period 2007-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2007-08-01
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,        March 31,
                                                                          2007            2007
                                                                      ------------    ------------
                                                                       (Unaudited)      (Audited)
                                                      ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $27,608,704 and $26,947,693, respectively                           $ 56,818,946    $ 57,470,569
Cash and cash equivalents                                                1,008,581         686,353
Cash held in escrow                                                      5,628,591       5,496,614
Deferred costs, less accumulated amortization of $588,463 and
  $572,521, respectively                                                   746,638         762,580
Other assets                                                               652,544         795,047
                                                                      ------------    ------------

Total assets                                                          $ 64,855,300    $ 65,211,163
                                                                      ============    ============

                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                                              $ 43,394,134    $ 43,529,500
  Accounts payable                                                         803,786         606,118
  Accrued interest payable                                               8,917,189       8,592,177
  Security deposits payable                                                438,502         495,940
  Due to local general partners and affiliates                           1,871,956       1,976,765
  Due to general partner and affiliates                                  5,550,729       5,430,585
                                                                      ------------    ------------

Total liabilities                                                       60,976,296      60,631,085
                                                                      ------------    ------------

Minority interest                                                          203,173         429,202
                                                                      ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding)                  4,025,201       4,495,496
  General partner                                                         (349,370)       (344,620)
                                                                      ------------    ------------

Total partners' capital (deficit)                                        3,675,831       4,150,876
                                                                      ------------    ------------

Total liabilities and partners' capital (deficit)                     $ 64,855,300    $ 65,211,163
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                           2007           2006
                                                       -----------    -----------
Revenues
Rental income                                          $ 1,861,863    $ 1,778,865
Other income                                               134,324         30,522
                                                       -----------    -----------
Total revenues                                           1,996,187      1,809,387
                                                       -----------    -----------

Expenses
General and administrative                                 528,757        521,378
General and administrative-related parties (Note 2)        186,762        192,620
Repairs and maintenance                                    355,305        341,221
Operating                                                  323,274        290,919
Taxes                                                       86,788         80,996
Insurance                                                  134,026        136,220
Financial, principally interest                            405,396        396,238
Depreciation and amortization                              676,953        669,831
                                                       -----------    -----------
Total expenses                                           2,697,261      2,629,423
                                                       -----------    -----------

Net loss before minority interest                         (701,074)      (820,036)
Minority interest in loss of subsidiary partnerships       226,029         68,382
                                                       -----------    -----------

Net loss                                               $  (475,045)   $  (751,654)
                                                       ===========    ===========

Limited Partners Share:
Net loss -limited partners                             $  (470,295)   $  (744,137)
                                                       ===========    ===========

Number of BACs outstanding                                  43,440         43,440
                                                       ===========    ===========

Net loss per BAC                                       $    (10.83)   $    (17.13)
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                               Limited        General
                                                 Total         Partners       Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2007   $ 4,150,876    $ 4,495,496    $  (344,620)

Net loss - three months ended June 30, 2007      (475,045)      (470,295)        (4,750)
                                              -----------    -----------    -----------

Partners' capital (deficit) - June 30, 2007   $ 3,675,831    $ 4,025,201    $  (349,370)
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

                                                                          Three Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2007           2006
                                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                                              $  (475,045)   $  (751,654)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                             676,953        669,831
Minority interest in loss of subsidiaries                                (226,029)       (68,382)
Increase in accounts payable                                              197,668        186,513
Increase in accrued interest payable                                      325,012        236,196
(Decrease) increase in security deposit payable                           (57,438)        52,839
(Increase) decrease in cash held in escrow                               (133,962)        73,302
Decrease in other assets                                                  142,503         45,533
(Decrease) increase in due to local general partners and affiliates       (17,887)        19,517
Increase due to general partner and affiliates                            120,144        106,232
                                                                      -----------    -----------

Total adjustments                                                       1,026,964      1,321,581
                                                                      -----------    -----------

Net cash provided by operating activities                                 551,919        569,927
                                                                      -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                         (9,388)        (3,949)
Decrease (increase) in cash held in escrow                                  1,985       (210,386)
Decrease in due to local general partners and affiliates                  (84,824)             -
                                                                      -----------    -----------

Net cash used in investing activities                                     (92,227)      (214,335)
                                                                      -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                             (135,366)      (111,286)
Decrease in due to local general partners and affiliates                   (2,098)             -
                                                                      -----------    -----------

Net cash used in financing activities                                    (137,464)      (111,286)
                                                                      -----------    -----------

Net increase in cash and cash equivalents                                 322,228        244,306
Cash and cash equivalents at beginning of period                          686,353        619,313
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 1,008,581    $   863,619
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30, 2007. All subsidiaries have fiscal quarters ending March 31, 2007. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $4,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2007 and the results of operations and its cash flows for the three months ended June 30, 2007 and 2006. However, the operating results for the three months ended June 30, 2007 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2007 and 2006 were as follows:

                                                          Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                          2007          2006
                                                      -----------   -----------
Partnership management fees (a)                       $    86,500   $    74,984
Expense reimbursement (b)                                  23,695        37,150
Local administrative fee (c)                               15,000        15,000
                                                      -----------   -----------

Total general and administrative-General Partner          125,195       127,134
                                                      -----------   -----------

Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)        61,567        65,486
                                                      -----------   -----------

Total general and administrative-related parties      $   186,762   $   192,620
                                                      ===========   ===========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,319,000 and $3,233,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue do so.

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

(d) Property management fees incurred by Local Partnerships amounted to $121,321 and $120,209 for the three months ended June 30, 2007 and 2006, respectively. Of these fees, $61,567 and $65,486 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. As of June 30, 2007, the lease agreement was current. Estimated aggregate future minimum payments due under the term of the lease were $845,733 as of March 31, 2007.

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

d) Other

The Partnership and holders of Beneficial Assignment Certificates ("BACs") began to recognize Tax Credits with respect to a property when the period of the Partnership's entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in service) for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $3,164,434, $4,614,216 and $5,580,448 in Tax Credits during the 2006, 2005 and 2004 tax years, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The   Partnership  has  invested  all  of  its  net  proceeds  in  twenty  Local
Partnerships of which approximately $135,000 remains to be paid to the Local Partnerships (including approximately $130,000 being held in escrow).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the three months ended June 30, 2007, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($322,000). This increase was due to net cash provided by operating activities ($552,000) and a decrease in cash held in escrow relating to investing activities ($2,000) which exceeded purchases of property and equipment ($9,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($87,000) and repayment of mortgage notes ($135,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($677,000).

During the three months ended June 30, 2007, the Partnership received $300 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,428,150 and $1,370,734, respectively.

Accounts payable as of June 30, 2007 and March 31, 2007, were $803,786 and $606,118, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2007 and March 31, 2007, was $8,917,189 and $8,592,177, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated balance sheets.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,319,000 and $3,233,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2007.

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

Through June 30, 2007, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value of one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through June 30, 2007, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2007 and 2006 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 5% for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in subsidy income at one Local Partnership and an increase in rental rates at the other Local Partnerships.

Other income increased approximately $104,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to insurance claim proceeds received at one Local Partnership and an increase in interest income from switching to new interest bearing accounts at a second Local Partnership.

Total expenses, excluding operating, remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2007 as compared to the corresponding period in 2006.

Operating expense increased approximately $32,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to increases in heat, gas and electric charges at two Local Partnerships and an underaccrual in utilities expense at a third Local Partnership offset by a water and sewer credit received at a fourth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007 the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and the Chief Financial Officer of Related Independence Associates III L.P., the general partner of the Partnership, and its general partner, Related Independence Associates III Inc., have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

           (31.2)  Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

           (32.1) Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

           * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

           ** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                            By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner



                                 By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date: August 1, 2007                  By:  /s/ Robert L. Levy
      --------------                       ------------------
                                           Robert L. Levy
                                           Chief Financial Officer




Date: August 1, 2007                  By:  /s/ Andrew J. Weil
      --------------                       ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this report on Form 10-Q for the period ended June 30, 2007 of Independence Tax Credit Plus L.P. III;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




         Date:  August 1, 2007                      By:  /s/ Robert L. Levy
                --------------                           ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, hereby certify that:

     1. I have reviewed this report on Form 10-Q for the period ended June 30, 2007 of Independence Tax Credit Plus L.P. III;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 1, 2007                       By:  /s/ Andrew J. Weil
               --------------                            ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     August 1, 2007                                      August 1, 2007