Form 10-Q
period 2007-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2007-10-29
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,     March 31,
                                                                           2007            2007
                                                                       ------------    ------------
                                                                       (Unaudited)      (Audited)
                                     ASSETS

Property and equipment - at cost, less accumulated depreciation of
  $28,271,015 and $26,947,693, respectively                            $ 56,163,899    $ 57,470,569
Cash and cash equivalents                                                 1,278,611         686,353
Cash held in escrow                                                       5,902,682       5,496,614
Deferred costs, less accumulated amortization of $606,327 and
  $572,521, respectively                                                    728,774         762,580
Other assets                                                                786,081         795,047
                                                                       ------------    ------------

Total assets                                                           $ 64,860,047    $ 65,211,163
                                                                       ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                                               $ 43,717,240    $ 43,529,500
  Accounts payable                                                        1,066,115         606,118
  Accrued interest payable                                                9,225,710       8,592,177
  Security deposits payable                                                 442,493         495,940
  Due to local general partners and affiliates                            1,804,221       1,976,765
  Due to general partner and affiliates                                   5,591,250       5,430,585
                                                                       ------------    ------------

Total liabilities                                                        61,847,029      60,631,085
                                                                       ------------    ------------

Minority interest                                                           311,829         429,202
                                                                       ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding)                   3,060,306       4,495,496
  General partner                                                          (359,117)       (344,620)
                                                                       ------------    ------------

Total partners' capital (deficit)                                         2,701,189       4,150,876
                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                      $ 64,860,047    $ 65,211,163
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                         2007            2006           2007           2006
                                                      -----------    -----------    -----------    -----------
Revenues
Rental income                                         $ 1,848,691    $ 1,782,724    $ 3,710,554    $ 3,561,589
Other income                                              105,749         87,054        240,073        117,576
                                                      -----------    -----------    -----------    -----------
Total revenues                                          1,954,440      1,869,778      3,950,627      3,679,165
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                485,212        529,206      1,013,969      1,050,584
General and administrative-related parties (Note 2)       251,029        203,156        437,791        395,776
Repairs and maintenance                                   449,401        378,078        804,706        719,299
Operating                                                 242,997        232,902        566,271        523,821
Taxes                                                      89,036         84,871        175,824        165,867
Insurance                                                 133,919        126,155        267,945        262,375
Financial, principally interest                           488,357        442,951        893,753        839,189
Depreciation and amortization                             680,175        663,680      1,357,128      1,333,511
                                                      -----------    -----------    -----------    -----------
Total expenses                                          2,820,126      2,660,999      5,517,387      5,290,422
                                                      -----------    -----------    -----------    -----------

Net loss before minority interest                        (865,686)      (791,221)    (1,566,760)    (1,611,257)
Minority  interest in (income) loss of subsidiary
partnerships                                             (108,956)        64,973        117,073        133,355
                                                      -----------    -----------    -----------    -----------
Net loss                                              $  (974,642)   $  (726,248)   $(1,449,687)   $(1,477,902)
                                                      ===========    ===========    ===========    ===========

Limited Partners Share: Net loss - limited partners   $  (964,896)   $  (718,986)   $(1,435,190)   $(1,463,123)
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 43,440         43,440         43,440         43,440
                                                      ===========    ===========    ===========    ===========

Net loss per BAC                                      $    (22.21)   $    (16.55)   $    (33.04)   $    (33.68)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                   Limited         General
                                                      Total        Partners        Partner
                                                   -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2007        $ 4,150,876    $ 4,495,496    $  (344,620)

Net loss - six months ended September 30, 2007      (1,449,687)    (1,435,190)       (14,497)
                                                   -----------    -----------    -----------

Partners' capital (deficit) - September 30, 2007   $ 2,701,189    $ 3,060,306    $  (359,117)
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

                                                                            Six Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           2007           2006
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $(1,449,687)   $(1,477,902)
                                                                       -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                            1,357,128      1,333,511
Minority interest in loss of subsidiaries                                 (117,073)      (133,355)
Increase in accounts payable                                               459,997         53,618
Increase in accrued interest payable                                       633,533        478,216
(Decrease) increase in security deposit payable                            (53,447)        73,814
(Increase) decrease in cash held in escrow                                (398,335)       174,345
Decrease in other assets                                                     8,966         42,153
(Decrease) increase in due to local general partners and affiliates        (23,060)        11,343
Increase due to general partner and affiliates                             160,665        274,310
                                                                       -----------    -----------

Total adjustments                                                        2,028,374      2,307,955
                                                                       -----------    -----------

Net cash provided by operating activities                                  578,687        830,053
                                                                       -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                         (16,652)       (23,916)
Increase in cash held in escrow                                             (7,733)      (370,965)
Decrease in due to local general partners and affiliates                  (136,098)             0
                                                                       -----------    -----------

Net cash used in investing activities                                     (160,483)      (394,881)
                                                                       -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                              (362,260)      (235,711)
Proceeds from mortgage notes                                               550,000              0
Decrease in due to local general partners and affiliates                   (13,386)             0
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                        (300)       (66,384)
                                                                       -----------    -----------

Net cash provided by (used in) financing activities                        174,054       (302,095)
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                  592,258        133,077
Cash and cash equivalents at beginning of period                           686,353        619,313
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $ 1,278,611    $   752,390
                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2007. All subsidiaries have fiscal quarters ending June 30, 2007. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $5,000 and $9,000 and $9,000 for the three and six months ended September 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2007 and the results of operations for the three and six months ended September 30, 2007 and 2006 and its cash flows for the six months ended September 30, 2007 and 2006. However, the operating results for the six months ended September 30, 2007 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                      Three Months Ended      Six Months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        2007       2006       2007       2006
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $ 78,761   $ 91,500   $165,261   $166,484
Expense reimbursement (b)                               82,920     30,181    106,615     67,331
Local administrative fee (c)                            15,000     15,000     30,000     30,000
                                                      --------   --------   --------   --------
Total general and administrative-General Partner       176,681    136,681    301,876    263,815
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     74,348     66,475    135,915    131,961
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $251,029   $203,156   $437,791   $395,776
                                                      ========   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


to the General Partner amounting to approximately $3,398,000 and $3,233,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

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

(d) Property management fees incurred by Local Partnerships amounted to $133,345 and $123,957 and $254,666 and $244,166 for the three and six months ended
September 30, 2007 and 2006, respectively. Of these fees, $74,348 and $66,475 and $135,915 and $131,961, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Mortgages

a) Mortgages

During the quarter ended June 30, 2007, the Overtown Development Group, Ltd. ("Arena Gardens") mortgage note payable of $151,978 was refinanced and paid in full with the proceeds from a new note payable of $550,000. The new thirty-year note is secured by a deed of trust on the real property and is due in monthly installments of $3,520 including interest at 6.62%.

b) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771. As of September 30, 2007, the lease agreement was current. Estimated aggregate future minimum payments due under the term of the lease were $839,454 as of June 30, 2007.

c) Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

d) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

e) Other

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

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($592,000). This increase was due to net cash provided by operating activities ($579,000) and proceeds from mortgage notes ($550,000), which exceeded purchases of property and equipment ($17,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($149,000), repayment of mortgage notes ($362,000) and an increase in cash held in escrow relating to investing activities ($8,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($1,357,000).

During the six months ended September 30, 2007, the Partnership received $59,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,400,565 and $1,351,212 and $2,828,715 and $2,721,946, respectively.

Accounts payable as of September 30, 2007 and March 31, 2007, were $1,066,115 and $606,118, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2007 and March 31, 2007, was $9,225,710 and $8,592,177, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated balance sheets.

Long-Term
---------

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $3,398,000 and $3,233,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

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

Through   September  30,  2007,  the  Partnership  has  recorded   approximately
$1,403,000 as a loss on impairment of assets or reduction to estimated fair value of one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through September 30, 2007, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2007 and 2006 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 4% for both the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in subsidy income at one Local Partnership and an increase in rental rates at the other Local Partnerships.

Other income increased approximately $19,000 and $122,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006. The increase for the three months was primarily due to property tax and sewer and water refunds received at one Local Partnership; offset by a decrease in interest income from switching to a new interest bearing account during the quarter ended September 30, 2006 at a second Local Partnership. The increase for the six months was primarily due to insurance claim proceeds received at one Local Partnership.

Total expenses, general and administrative-related parties, repairs and maintenance and financial, principally interest remained fairly consistent with a decrease of less than 1% for the three months and an increase of approximately 1% for the six months ended September 30, 2007 as compared to the corresponding periods in 2006.

General and administrative-related parties increased approximately $48,000 and $42,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to underaccruals in expense reimbursements to the General Partner in 2006 at the Partnership level.

Repairs and maintenance expense increased approximately $71,000 and $85,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an underaccrual of maintenance salaries in the first quarter of 2007 at one Local Partnership, an increase in grounds contracts at a second Local Partnership, increases in plumbing, heating and elevator maintenance at a third Local Partnership and an increase in security cost at a fourth Local Partnership.

Financial, principally interest increased approximately $45,000 and $55,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an underaccrual during the quarter ended June 30, 2007 as well as 2006 at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007 the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2007.

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                      -------------------------------------
                                  (Registrant)



                            By: RELATED INDEPENDENCE ASSOCIATES III L.P., General Partner



                                 By: RELATED INDEPENDENCE ASSOCIATES III INC., General Partner



Date: October 29, 2007                By:  /s/ Robert L. Levy
      ----------------                     ------------------
                                           Robert L. Levy
                                           Chief Financial Officer




Date: October 29, 2007                By:  /s/ Andrew J. Weil
      ----------------                     ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P. III;

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



         Date:  October 29, 2007                    By:  /s/ Robert L. Levy
                ----------------                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, hereby certify that:

     1. I have reviewed this report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P. III;

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



         Date: October 29, 2007                     By:  /s/ Andrew J. Weil
               ----------------                          ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. III on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                            By:   /s/ Andrew J. Weil
     ---------------------                               -----------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     October 29, 2007                                    October 29, 2007