Form 10-Q
period 2007-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2008-02-07
CIK 924124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,     March 31,
                                                                          2007            2007
                                                                      ------------    ------------
                                                                       (Unaudited)      (Audited)
                                     ASSETS


Property and equipment - at cost, less accumulated depreciation of
  $28,923,306 and $26,947,693 , respectively                          $ 55,546,781    $ 57,470,569
Cash and cash equivalents                                                1,346,053         686,353
Cash held in escrow                                                      5,875,999       5,496,614
Deferred costs, less accumulated amortization of $629,223 and
  $572,521, respectively                                                   705,878         762,580
Other assets                                                               980,788         795,047
                                                                      ------------    ------------

Total assets                                                          $ 64,455,499    $ 65,211,163
                                                                      ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
  Mortgage notes payable                                              $ 43,594,517    $ 43,529,500
  Accounts payable                                                       1,204,815         606,118
  Accrued interest payable                                               9,470,368       8,592,177
  Security deposits payable                                                456,060         495,940
  Due to local general partners and affiliates                           1,741,661       1,976,765
  Due to general partner and affiliates                                  5,762,364       5,430,585
                                                                      ------------    ------------

Total liabilities                                                       62,229,785      60,631,085
                                                                      ------------    ------------

Minority interest                                                          215,164         429,202
                                                                      ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (43,440 BACs issued and outstanding)                  2,376,573       4,495,496
  General partner                                                         (366,023)       (344,620)
                                                                      ------------    ------------

Total partners' capital (deficit)                                        2,010,550       4,150,876
                                                                      ------------    ------------

Total liabilities and partners' capital (deficit)                     $ 64,455,499    $ 65,211,163
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                             December 31,                  December 31,
                                                      --------------------------    --------------------------
                                                          2007           2006           2007           2006
                                                      -----------    -----------    -----------    -----------
Revenues
Rental income                                         $ 1,910,734    $ 1,802,416    $ 5,621,288    $ 5,364,005
Other income                                               88,252         86,912        328,325        204,488
                                                      -----------    -----------    -----------    -----------
Total revenues                                          1,998,986      1,889,328      5,949,613      5,568,493
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                422,092        434,544      1,436,061      1,485,128
General and administrative-related parties (Note 2)       250,953        202,315        688,744        598,091
Repairs and maintenance                                   472,686        431,060      1,277,392      1,150,359
Operating                                                 209,801        223,526        776,072        747,347
Taxes                                                      90,594         77,663        266,418        243,530
Insurance                                                 133,366        138,366        401,311        400,741
Financial, principally interest                           470,399        434,476      1,364,152      1,273,665
Depreciation and amortization                             675,187        698,438      2,032,315      2,031,949
                                                      -----------    -----------    -----------    -----------
Total expenses                                          2,725,078      2,640,388      8,242,465      7,930,810
                                                      -----------    -----------    -----------    -----------

Net loss before minority interest                        (726,092)      (751,060)    (2,292,852)    (2,362,317)
Minority interest in loss of subsidiary
partnerships                                               35,453         57,550        152,526        190,905
                                                      -----------    -----------    -----------    -----------
Net loss                                              $  (690,639)   $  (693,510)   $(2,140,326)   $(2,171,412)
                                                      ===========    ===========    ===========    ===========

Limited Partners Share: Net loss - limited partners   $  (683,733)   $  (686,575)   $(2,118,923)   $(2,149,698)
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 43,440         43,440         43,440         43,440
                                                      ===========    ===========    ===========    ===========

Net loss per BAC                                      $    (15.74)   $    (15.81)   $    (48.78)   $    (49.49)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (DEFICIT)
                                   (Unaudited)

                                                                   Limited        General
                                                     Total         Partners       Partner
                                                  -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2007       $ 4,150,876    $ 4,495,496    $  (344,620)

Net loss - nine months ended December 31, 2007     (2,140,326)    (2,118,923)       (21,403)
                                                  -----------    -----------    -----------

Partners' capital (deficit) - December 31, 2007   $ 2,010,550    $ 2,376,573    $  (366,023)
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

                                                                          Nine Months Ended
                                                                             December 31,
                                                                      --------------------------
                                                                          2007           2006
                                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                                              $(2,140,326)   $(2,171,412)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                           2,032,315      2,031,949
Minority interest in loss of subsidiaries                                (152,526)      (190,905)
Capital contribution - General Partner                                          0         89,000
(Increase) decrease in cash held in escrow                               (425,755)        13,371
Increase in other assets                                                 (185,741)      (119,419)
Increase in accounts payable                                              598,696        160,079
Increase in accrued interest payable                                      878,191        720,382
(Decrease) increase in security deposits payable                          (39,880)        79,237
(Decrease) increase in due to local general partners and affiliates       (46,020)        12,452
Increase due to general partner and affiliates                            331,779        305,467
                                                                      -----------    -----------

Total adjustments                                                       2,991,059      3,101,613
                                                                      -----------    -----------

Net cash provided by operating activities                                 850,733        930,201
                                                                      -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                                        (51,824)       (34,984)
Decrease (increase) in cash held in escrow                                 46,370       (383,354)
Decrease in due to local general partners and affiliates                 (168,298)             0
                                                                      -----------    -----------

Net cash used in investing activities                                    (173,752)      (418,338)
                                                                      -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                             (484,983)      (365,317)
Proceeds from mortgage notes                                              550,000              0
Decrease in due to local general partners and affiliates                  (20,786)             0
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                       (61,512)       (66,384)
                                                                      -----------    -----------


Net cash used in financing activities                                     (17,281)      (431,701)
                                                                      -----------    -----------

Net increase in cash and cash equivalents                                 659,700         80,162
Cash and cash equivalents at beginning of period                          686,353        619,313
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 1,346,053    $   699,475
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2007. All subsidiaries have fiscal quarters ending September 30, 2007. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $4,000 and $15,000 and $13,000 for the three and nine months ended December 31, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2007 and the results of operations for the three and nine months ended December 31, 2007 and 2006 and its cash flows for the nine months ended December 31, 2007 and 2006. However, the operating results for the nine months ended December 31, 2007 may not be indicative of the results for the year.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)



Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                        Three Months Ended         Nine Months Ended
                                                            December 31,              December 31,
                                                      -----------------------   -----------------------
                                                         2007         2006         2007         2006
                                                      ----------   ----------   ----------   ----------
Partnership management fees (a)                       $   94,000   $   89,000   $  259,261   $  255,484
Expense reimbursement (b)                                 75,603       31,657      182,218       98,988
Local administrative fee (c)                              15,000       15,000       45,000       45,000
                                                      ----------   ----------   ----------   ----------
Total general and administrative-General Partner         184,603      135,657      486,479      399,472
                                                      ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)       66,350       66,658      202,265      198,619
                                                      ----------   ----------   ----------   ----------
Total general and administrative-related parties      $  250,953   $  202,315   $  688,744   $  598,091
                                                      ==========   ==========   ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,492,000 and $3,233,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

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

(d) Property management fees incurred by Local Partnerships amounted to $126,417 and $120,093 and $381,083 and $364,259 for the three and nine months ended December 31, 2007 and 2006, respectively. Of these fees, $66,350 and $66,658 and $202,265 and $198,619, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


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

b) Leases

Savannah Park Housing L.P. ("Tobias"), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771. As of December 31, 2007, the lease agreement was current. Estimated aggregate future minimum payments due under the term of the lease were $834,141 as of September 30, 2007.

c) Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. III
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


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

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------

The Partnership's primary source of funds is rental revenues, which are fully utilized at the property level.

For the nine months ended December 31, 2007, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($660,000). This increase was due to net cash provided by operating activities ($851,000), a decrease in cash held in escrow relating to investing activities ($46,000) and proceeds from mortgage notes ($550,000), which exceeded purchases of property and equipment ($52,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($189,000), repayment of mortgage notes ($485,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($62,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($2,032,000).

During the nine months ended December 31, 2007, the Partnership received $59,000 in distributions from operations of the Local Partnerships. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,328,539 and $1,305,159 and $4,157,254 and $4,027,105, respectively.

Accounts payable as of December 31, 2007 and March 31, 2007, were $1,204,815 and $606,118, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2007 and March 31, 2007, was $9,470,368 and $8,592,177, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated balance sheets.

Long-Term
---------

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $3,492,000 and $3,233,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Through December 31, 2007, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value of one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through December 31, 2007, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2007 and 2006 consisted primarily of the results of the Partnership's investment in 20 consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 6% and 5% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in rental rates at the Local Partnerships.

Other income increased approximately $124,000 for the nine months ended December 31, 2007 as compared to the corresponding period in 2006, primarily due to insurance claim proceeds received at one Local Partnership and water and sewer refunds received at a second Local Partnership.

Total expenses excluding general and administrative-related parties, repairs and maintenance and taxes, remained fairly consistent with the decrease of less than 1% for the three months and an increase of approximately 1% for the nine months ended December 31, 2007 as compared to the corresponding periods in 2006.

General and administrative-related parties increased approximately $49,000 and $91,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to underaccruals in expense reimbursements to the General Partner in 2006 at the Partnership level.

Repairs and maintenance expense increased approximately $42,000 and $127,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in security costs and painting at one Local Partnership and an increase in repairs payroll, painting and decorating, plumbing, heating and carpet replacement at a second Local Partnership, partially offset by decreases in repairs payroll at a third Local Partnership.

Taxes increased approximately $13,000 and $23,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in real estate taxes at two Local Partnerships. .

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007 the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2007.

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



Date: February 7, 2008                By:  /s/ Robert L. Levy
      ----------------                     ------------------
                                           Robert L. Levy
                                           Chief Financial Officer




Date: February 7, 2008                By:  /s/ Andrew J. Weil
      ----------------                     ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer