Form 10-K
period 2008-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2008-06-20
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24650

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Exact name of registrant as specified in its charter)

Delaware	13-3746339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

        None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests and Beneficial Assignment Certificates

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [  ]                                          Accelerated filer  [  ]                                   Non-accelerated filer  ☒                                   Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]   No  ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2007 was $3,060,000, based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business

General

Independence Tax Credit Plus L.P. III (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”).  The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation (“RIAI III”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

On June 7, 1994, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”), managed by Related Equities Corporation (the “Dealer Manager”), pursuant to a prospectus dated June 7, 1994 (the “Prospectus”).

As of the termination of the offering on May 9, 1995, the Partnership had received $43,440,000 of gross proceeds of the Offering (the “Gross Proceeds”) from 2,810 investors (“BACs holders”). (See Item 8, “Financial Statements and Supplementary Data,” Note 1).

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98.99% to 99.98%, other than two Local Partnerships.  The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  As of March 31, 2008, the Partnership had acquired interests in twenty Local Partnerships.  As of March 31, 2008, approximately $35,051,000 (including approximately $2,953,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $115,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

Investment Objectives/General Incentives

The Partnership was formed to invest in low-income Apartment Complexes that are eligible for the Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits (“Historic Complexes” or “Properties”). The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

2. Preserve and protect the Partnership’s capital.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the “Compliance Period”) in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $1,999,760, $3,164,434 and $4,614,216 in Tax Credits during the years ending December 31, 2007, 2006 and 2005, respectively.

Tax Credits are attached to a Local Partnership for the ten-year Credit Period and are transferable with the Property during the entirety of such ten-year period.  If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods have expired and are scheduled to continue to expire at various times from December 31, 2004 through December 31, 2009 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  Through March 31, 2008, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 35% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Employees

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  As of March 31, 2008, the Partnership had acquired an interest in twenty Local Partnerships, all of which have been consolidated for accounting purposes. Except for the interest in New Zion Apartments, L.P. (“New Zion”) and the Brannon Group, L.C. (“Brannon Group”), the Partnership’s investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

Name and Location (Number of Units)	% of Units Occupied at May 1,
	Date Acquired	2008	2007	2006	2005	2004

Edward Hotel Limited Partnership
Los Angeles, CA (47)	November 1994	94%	87%	93%	94%	96%

Pacific-East L.P.
Brooklyn, NY (39)	December 1994	92%	92%	92%	100%	100%

Overtown Development Group, Ltd.
Miami, FL (65)	December 1994	78%	85%	97%	83%	72%

Sumpter Commons Associates, L.P.
Brooklyn, NY (21)	April 1995	100%	100%	100%	100%	100%

Park Housing Limited Partnership
Hartford, CT (30)	May 1995	80%	90%	97%	97%	97%

Livingston Manor Urban Renewal Associates, L.P.
New Brunswick, NJ (50)	June 1995	100%	100%	100%	96%	100%

Jefferis Square Housing Partnership L.P.
Chester, PA (36)	June 1995	94%	100%	100%	97%	100%

2301 First Avenue Limited Partnership
New York, NY (92)	August 1995	98%	99%	97%	100%	98%

Lewis Street L.P.
Buffalo, NY (32)	October 1995	97%	88%	100%	88%	84%

Savannah Park Housing Limited Partnership
Washington, DC (64)	October 1995	94%	97%	97%	95%	89%

Brannon Group, L.C.
Leisure City, FL (80)	December 1995	93%	98%	94%	94%	96%

Mansion Court Phase II Venture
Philadelphia, PA (19)	December 1995	42%	53%	74%	79%	100%

Primm Place Partners, L.P.
St. Louis, MI (128)	December 1995	97%	98%	97%	95%	99%

BK-9-A Partners L.P.
Brooklyn, NY (23)	December 1995	96%	100%	96%	100%	100%

BK-10K Partners L.P.
Brooklyn, NY (21)	December 1995	100%	100%	100%	96%	100%

Aspen-Olive Associates
Philadelphia, PA (22)	October 1996	95%	95%	100%	100%	100%

West Mill Creek Associates III L.P.
Philadelphia, PA (72)	January 1997	96%	100%	99%	99%	99%

Universal Court Associates
Philadelphia, PA (32)	April 1997	100%	100%	100%	100%	88%

New Zion Apartments
Shreveport, LA (100)	November 1997	99%	100%	100%	94%	96%

Dreitzer House
New York, NY (32)	December 1997	100%	99%	100%	95%	100%

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

Management continuously reviews the physical state of the Properties and suggests to the respective general partners of the Local Partnerships (“Local General Partners”) budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2008, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners were required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. These payments would have been made without right of repayment. In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2008, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market.  The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that these procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 28, 2008, the Partnership has approximately 2,552 registered holders of an aggregate of 43,440 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2008.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or Limited Partnership Interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

OPERATIONS	Years Ended March 31,
	2008	2007	2006	2005	2004

Revenues	$7,958,668	$7,434,044	$7,238,487	$7,021,653	$6,719,811

Operating expenses	(11,290,357)	(12,361,897)	(11,004,640)	(10,353,250)	(10,014,054)

Net loss before minority interest	(3,331,689)	(4,927,853)	(3,766,153)	(3,331,597)	(3,294,243)

Minority interest in loss of subsidiary partnerships	211,726	246,896	294,378	92,458	281,138

Net loss	$(3,119,963)	$(4,680,957)	$(3,471,775)	$(3,239,139)	$(3,013,105)

Net loss per weighted average BAC	$(71.10)	$(106.68)	$(79.12)	$(73.82)	$(68.67)

FINANCIAL POSITION	March 31,
	2008	2007	2006	2005	2004

Total assets	$63,509,359	$65,211,163	$69,137,318	$71,114,696	$73,610,412

Total liabilities	$62,305,845	$60,631,085	$59,556,355	$56,498,597	$55,499,430

Minority interest	$172,601	$429,202	$749,130	$2,312,491	$2,568,235

Total partners’ capital	$1,030,913	$4,150,876	$8,831,833	$12,303,608	$15,542,747

During the year ended March 31, 2008, total assets decreased primarily due to depreciation.  During the year ended March 31, 2007, total assets decreased primarily due to depreciation and loss on impairment of property.  During the years ended March 31, 2006, 2005 and 2004, respectively, total assets decreased primarily due to depreciation.

Cash Distributions

The Partnership has made no distributions to the BACs holders as of March 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership received $43,440,000 in gross proceeds for BACs pursuant to the Offering resulting in net proceeds available for investment of approximately $35,000,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 2008, the Partnership has invested approximately $35,051,000 (including approximately $2,953,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $115,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2008, the Partnership did not make any advances to the Local Partnerships.  Although the Partnership will not be acquiring additional Properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Short-term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the Property level.

For the year ended March 31, 2008, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($443,000).  This increase was due to net cash provided by operating activities ($1,052,000), which exceeded an increase in cash held in escrow relating to investing activities ($11,000) a net decrease in due to local general partners and affiliates relating to investing and financing activities ($359,000), purchases of property and equipment ($132,000), a net repayment of mortgage notes ($61,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($45,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $(2,610,000).

During the year ended March 31, 2008, the Partnership received approximately $84,000 in distributions from operations of the Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

A working capital reserve was previously established from the Partnership’s funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2008, approximately $43,000 of this reserve remained unused.

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2008, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners were required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. These payments would have been made without right of repayment. In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership’s interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Total expenses for the year ended March 31, 2008, 2007 and 2006, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $5,843,577 and $5,616,460.

Accounts payable as of March 31, 2008 and 2007 were $894,007 and $606,118 respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest as of March 31, 2008 and 2007 was $9,665,774 and $8,592,177 respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,586,000 and $3,233,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively. Without the General Partner’s continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

Long-term

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$43,468,564	$594,415	$4,250,650	$3,807,893	$34,815,606
Land lease obligations (b)	821,744	21,252	42,504	42,504	715,484
Total	$44,290,308	$615,667	$4,293,154	$3,850,397	$35,531,090

(a)
The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $100,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

(b)
One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449.  Additional rent of $322 per month, up to $100,000, will be paid during the final term to reimburse the District of Columbia Department of Housing and Community Development for site improvement costs.  See Item 8, “Financial Statements and Supplementary Data”, Note 11a.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 31, 2008, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2008, the Partnership has not recorded or classified any property and equipment as held for sale.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007	2006

Interest	$179,747	$149,881	$118,270
Other	219,498	155,401	170,101

Total other revenue	$399,245	$305,282	$288,371

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements for the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earning as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnerships’ year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issued with the intent to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years).

The net loss for the 2007, 2006 and 2005 Fiscal Years aggregated $3,119,963, $4,680,957 and $3,471,775 respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $1,999,760, $3,164,434 and $5,580,448 Tax Credits during the 2007, 2006 and 2005, tax years, respectively.

2007 vs. 2006

Rental income increased by approximately 6% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to an adjustment in the current year for the underaccrual of subsidiary receivable in the prior year at one Local Partnership and  rental rate increases at the Local Partnerships.

Other income increased approximately $94,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to insurance claim proceeds received at one Local Partnership, water and sewer refunds received at a second Local Partnership and an increase in interest income at a third Local Partnership.

Total expenses, excluding general and administrative-related parties and loss on impairment of fixed assets, remained fairly consistent with an increase of 2% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year.

General and administrative-related parties expense increased approximately $151,000 for the 2007 Fiscal Year compared to the 2006 Fiscal Year, primarily due to an increase in expense reimbursements at the Partnership level and an increase in property management fees due to a change in the managing agent from an unaffiliated third party to an affiliate at one Local Partnership.

2006 vs. 2005

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

Results of Operations of Certain Local Partnerships

Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
The financial statements for Mansion Court have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Mansion Court as a going concern.  In prior years and in 2007, the Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $83,000, $1,556,000 and $91,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other
The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and increase operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

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

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2008 and 2007	50

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	51

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2008, 2007 and 2006	52

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	53

	Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(a Delaware limited partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware limited partnership) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for seventeen (2007 Fiscal Year), eighteen (2006 Fiscal Year) and four (2005 Fiscal Year) subsidiary partnerships whose losses aggregated $2,069,413, $3,812,500 and $750,146 for the years ended March 31, 2008, 2007 and 2006, respectively, and whose assets constituted 80% and 82% of the Partnership's assets at March 31, 2008 and 2007, presented in the accompanying consolidated financial statements.  The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 18, 2008

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
February 28, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
February 21, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheet of Pacific-East L.P. for the year ended December 31, 2007, and the related statements of operations, partners' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2007, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 28, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
April 9, 2007

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2007 and 2006, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended.  These financial statements are the responsibility of Overtown Development Group, Ltd. management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2007 and 2006, and the results of its operations changes in partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 24, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2006 and 2005, and the results of its operations changes in partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 26, 2007

[LAWLOR & O'BRIEN, CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2007, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2007, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien, Certified Public Accountants
Totowa, New Jersey
February 27, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien, Certified Public Accountants
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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2007, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2007, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 21, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
2301 First Avenue Limited Partnership

We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership, for the year ended December 31, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership, as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 20, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 2, 2007

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2007 and 2006 and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2007 and 2006 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 23, 2008

[ROMANO & MITCHELL, CHARTERED CERTIFIED PUBLIC ACCOUNTANTS/MANAGEMENT CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing Limited Partnership
Washington, D.C.

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, partners' capital and cash flows for the years then ended.  We also have audited Savannah Park Housing Limited Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting dated February 28, 2008.  Our responsibility is to express an opinion of these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also include performing other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

An organization’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An organization’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the organization; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the organization are being made only in accordance with authorizations of management and owners of the organization; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the organization’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2007 and 2006, and the results of its and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Savannah Park Housing Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Romano & Mitchell, Chartered Certified Public Accountants
Bethesda, Maryland
February 28, 2008

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Members of
Brannon Group, L.C.

We have audited the accompanying balance sheets of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2007 and 2006 and the related statements of operations, members’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 21, 2008

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Members of
Brannon Group, L.C.

We have audited the accompanying balance sheet of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2006 and the related statements of operations, members’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Brannon Group, L.C. as of December 31, 2005, were audited by other auditors whose report dated March 18, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Novogradac & Company LLP
San Francisco, California
March 25, 2007

[Goldstein Schechter Price Lucas Horwitz & Co., PA LETTERHEAD]

Independent Auditor’s Report

To the Members of Brannon Group, L.C.

We have audited the accompanying balance sheets of Brannon Group, L.C. (a Limited Liability Company) as of December 31, 2005 and 2004, and the related statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations, changes in members’ deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Price Lucas Horwitz & Co., P.A.
Coral Gables, FL
March 18, 2006

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2007, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by Partnership’s management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2007 and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  Furthermore, the Partnership has a net deficiency in partners’ equity.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by Partnership’s management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2006 and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primm Place Partners, L.P. as of December 31, 2005 and 2004, and the results of its operation, changes in partners’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 7, 2006

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2007, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
May 1, 2008

[RAINES AND FISCHER LLP LETTERHEAD]

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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
February 27, 2007

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2007, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
May 1, 2008

[RAINES AND FISCHER LLP LETTERHEAD]

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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
New York, New York
February 26, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2007 and the results of its operations, the changes in partner’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2006, and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2007, and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 19 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 21, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2006, and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2007, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2007, and the results of its operations, changes in equity (deficit), and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated April 10, 2008 on our consideration of New Zion Apartments Limited Partnership’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated April 10, 2008 on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 22 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
April 10, 2008
Lead Auditor:  Mary E. Norwood, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2006, and the results of its operations, changes in capital, and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated March 12, 2007 on our consideration of New Zion Apartments Limited Partnership’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 12, 2007 on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
72-0506596
Atlanta, Georgia
March 12, 2007

Lead Auditor:  Joshua D. Northcutt, CPA

[O’CONNOR DAVIES MUNNS & DOBBINS, LLP ACCOUNTANTS AND CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Dreitzer Limited Partnership

We have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 2007, and the related statements of operations, partners' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Dreitzer Limited Partnership as of December 31, 2006, were audited by other auditors whose report dated March 29, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Dreitzer Limited Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2007, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ O’Connor Davies Munn & Dobbins, LLP
New York, New York
February 12, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 29, 2007

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Property and equipment - at cost, less accumulated depreciation (Notes 2 and 4)	$55,068,077	$57,470,569
Cash and cash equivalents (Notes 2 and 10)	1,129,466	686,353
Cash held in escrow (Note 5)	5,684,885	5,496,614
Deferred costs, less accumulated amortization (Notes 2 and 6)	687,005	762,580
Other assets	939,926	795,047

Total assets	$63,509,359	$65,211,163

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)	$43,468,564	$43,529,500
Accounts payable	894,007	606,118
Accrued interest payable	9,665,774	8,592,177
Security deposits payable	517,574	495,940
Due to local general partners and affiliates (Note 8)	1,657,112	1,976,765
Due to general partner and affiliates (Note 8)	6,102,814	5,430,585

Total liabilities	62,305,845	60,631,085

Minority interest (Note 2)	172,601	429,202

Commitments and contingencies (Notes 7, 8 and 10)

Partners’ capital (deficit):
Limited partners (43,440 BACs issued and outstanding) (Note 1)	1,406,733	4,495,496
General Partner	(375,820)	(344,620)

Total partners’ capital (deficit)	1,030,913	4,150,876

Total liabilities and partners’ capital (deficit)	$63,509,359	$65,211,163

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007*	2006*

Revenues
Rental income	$7,559,423	$7,128,762	$6,950,116
Other income	399,245	305,282	288,371

	7,958,668	7,434,044	7,238,487

Expenses
General and administrative	2,025,715	1,977,391	1,989,980
General and administrative-related parties (Note 8)	983,376	832,674	945,649
Repairs and maintenance	1,776,830	1,662,034	1,670,321
Operating	1,126,009	1,069,984	1,020,552
Real estate taxes	347,953	358,083	336,201
Insurance	567,070	538,762	533,452
Financial, principally interest	1,852,945	1,830,713	1,825,894
Depreciation and amortization	2,610,459	2,689,496	2,682,591
Loss on impairment of property (Note 4)	0	1,402,760	0

Total expenses	11,290,357	12,361,897	11,004,640

Net loss before minority interest	(3,331,689)	(4,927,853)	(3,766,153)

Minority interest in loss of subsidiary partnerships	211,726	246,896	294,378

Net loss	$(3,119,963)	$(4,680,957)	$(3,471,775)

Net loss - Limited Partners	$(3,088,763)	$(4,634,147)	$(3,437,057)

Number of BACs outstanding	43,440	43,440	43,440

Net loss per BAC	$(71.10)	$(106.68)	$(79.12)

See accompanying notes to consolidated financial statements.

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – April 1, 2005	$12,303,608	$12,566,700	$(263,092)

Net loss	(3,471,775)	(3,437,057)	(34,718)

Partners’ capital (deficit) – March 31, 2006	8,831,833	9,129,643	(297,810)

Net loss	(4,680,957)	(4,634,147)	(46,810)

Partners’ capital (deficit) – March 31, 2007	4,150,876	4,495,496	(344,620)

Net loss	(3,119,963)	(3,088,763)	(31,200)

Partners’ capital (deficit) – March 31, 2008	$1,030,913	$1,406,733	$(375,820)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(3,119,963)	$(4,680,957)	$(3,471,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,610,459	2,689,496	2,682,591
Loss on impairment of fixed assets	0	1,402,760	0
Minority interest in loss of subsidiary partnerships	(211,726)	(246,896)	(294,378)
(Increase) decrease in assets:
Cash held in escrow	(176,965)	160,715	(272,282)
Other assets	(144,879)	(164,269)	69,175
Increase (decrease) in liabilities:
Accounts payable	287,889	(39,099)	15,591
Accrued interest	1,073,597	1,006,524	999,505
Security deposit payable	21,634	30,414	39,976
Due to local general partners and affiliates	39,796	169,206	8,874
Due to general partners and affiliates	672,229	603,433	271,405

Total adjustments	4,172,034	5,612,284	3,520,457

Net cash provided by operating activities	1,052,071	931,327	48,682

Cash flows from investing activities:
Acquisition of property and equipment	(132,392)	(363,622)	(138,170)
(Increase) decrease in cash held in escrow	(11,306)	83,634	(15,014)
(Decrease) increase in due to local general partners and affiliates	(116,207)	(58,517)	52,741

Net cash used in investing activities	(259,905)	(338,505)	(100,443)

Cash flows from financing activities:
Principal payments of mortgage notes	(610,936)	(479,276)	(3,452,420)
Proceeds from mortgage notes	550,000	0	5,120,086
(Decrease) increase in due to local general partners and affiliates	(243,242)	26,526	2,000
Increase in deferred costs	0	0	(238,457)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(44,875)	(73,032)	(1,268,983)

Net cash (used in) provided by financing activities	(349,053)	(525,782)	162,226

Net increase in cash and cash equivalents	443,113	67,040	110,465

Cash and cash equivalents at beginning of year	686,353	619,313	508,848

Cash and cash equivalents at end of year	$1,129,466	$686,353	$619,313

Supplemental disclosure of cash flows information:

Cash paid during the year for interest	$818,878	$824,189	$658,864

Supplemental disclosure of non-cash investing and financing activities:
Decrease in property and equipment due to decrease in due to local general partners and affiliates	$0	$184,481	$0

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - General

Independence Tax Credit Plus L.P. III (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation (“RIAI III”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline).

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) under Section 42 of the Internal Revenue Code, some of which may also be eligible for the historic rehabilitation tax credit.

As of March 31, 2008, the Partnership held a limited partnership interest in twenty subsidiary partnerships.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates (“BACs”) which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest in the Partnership. As of the termination of the offering on May 9, 1995, the Partnership had received $43,440,000 of gross proceeds of its offering (the “Gross Proceeds”) from 2,810 investors (“BACs holders”).

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership’s fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2008, 2007 and 2006, respectively, (the 2007, 2006 and 2005 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000, $34,000 and $21,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Through March 31, 2008, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Through March 31, 2008, the Partnership has not recorded or classified any property and equipment as held for sale.

e)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007	2006

Interest	$179,747	$149,881	$118,270
Other	219,498	155,401	170,101

Total other revenue	$399,245	$305,282	$288,371

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

i)  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements for the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earning as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnerships’ year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issued with the intent to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership’s mortgage notes payable and construction loans payable are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:

Practicable to estimate fair value	$16,923,739	$16,155,510	$13,217,202	$12,194,421
Not practicable	26,544,825	*	30,312,298	*

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

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$1,166,583	$1,166,583	-
Building and improvements	81,802,719	81,876,119	20-40
Furniture and fixtures	1,490,968	1,375,560	5-12
	84,460,270	84,418,262

Less: Accumulated depreciation	(29,392,193)	(26,947,693)

	$55,068,077	$57,470,569

Included in property and equipment is $2,509,717 of acquisition fees paid to the General Partner and $1,178,468 of acquisition expenses as of March 31, 2008 and 2007, respectively. In addition, as of March 31, 2008 and 2007, building and improvements include $1,106,837 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer’s fees of $8,980,181 to the Local General Partners and their affiliates as of March 31, 2008 and 2007.  Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to $2,534,884, $2,612,983, and $2,574,993, respectively.  Additionally, $90,384 of accumulated depreciation was written-off during the year ended March 31, 2008.

During the year ended March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Partnership deemed the building of Mansion Court Phase II Venture impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,403,000 (consisting of approximately $1,976,000 of fixed assets and approximately $573,000 of accumulated depreciation).  Fair value was obtained from an appraisal after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.  Therefore, the property was written down to its appraised value of approximately $549,000.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2008	2007

Purchase price payments*	$115,345	$130,418
Real estate taxes, insurance and other	3,359,417	3,193,913
Reserve for replacements	1,789,542	1,763,163
Tenant security deposits	420,581	409,120

	$5,684,885	$5,496,614

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2008	2007

Financing costs	$1,335,101	$1,335,101	*
Less: Accumulated amortization	(648,096)	(572,521)

	$687,005	$762,580

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2008, 2007 and 2006 amounted to $75,575, $76,513 and $107,598, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $100,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

Annual principal payment requirements by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2008	$594,415
2009	639,748
2010	3,610,902
2011	1,732,766
2012	2,075,127
Thereafter	34,815,606

$43,468,564

Accrued interest payable as of March 31, 2008 and 2007 was approximately $ 9,666,000 and $8,592,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The mortgage agreements require monthly deposits to replacement reserves of approximately $18,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (“Local Partnership Agreements”), the General Partner and its affiliates receive their pro rata shares of profits, losses and tax credits.

A)  Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2008, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners were required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. These payments would have been made without right of repayment. In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Years Ended March 31,
	2008	2007*	2006*

Partnership management fees (a)	$353,261	$341,984	$351,400
Expense reimbursement (b)	224,923	140,388	233,499
Local administrative fees (d)	79,656	70,456	77,320

Total general and administrative-General Partner	657,840	552,828	662,219

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	325,536	279,846	283,430
Total general and administrative-related parties	$983,376	$832,674	$945,649
* Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,586,000 and $3,233,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively. Without the General Partner’s continued accrual without payment the Partnership will not be in a position to meet its obligations.  The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.

(c) Property management fees incurred by Local Partnerships amounted to $507,998, $505,392 and $498,034 for the years ended March 31, 2008, 2007 and 2006, respectively.  Of these fees, $325,536, $279,846 and $283,430 were incurred to affiliates of the subsidiary partnerships’ general partners.

(d) Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

	March 31,
	2008	2007

Operating advances	$103,064	$126,817
Development fee payable	1,146,083	1,254,234
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	154,543
General Partner loan payable	3,292	246,534
Management and other operating fees	241,851	178,302

	$1,657,112	$1,976,765

D) Advances from Partnership to Local Partnerships

As of March 31, 2008, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $2,976,000.  Such advances are eliminated in consolidation.  The following table summarizes these advances:

	March 31,
	2008	2007

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Eastern Parkway	1,016,321	1,016,321
2301 First Avenue	1,080,628	1,080,628
Sumpter Commons	5,575	10,580

	$2,975,714	$2,980,719

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended December 31,
	2007	2006	2005

Financial statement net loss	$(3,119,963)	$(4,680,957)	$(3,471,775)

Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(513,901)	(153,314)	(169,991)

Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(2,498)	(20,730)	27,039
Loss on impairment of property for financial reporting purposes not deductible for tax purposes	0	1,402,760	0
Other, including accruals for financial reporting not deductible for tax purposes until paid	979,408	361,011	(227,594)

Net loss as shown on the income tax return for the calendar year ended	$(2,656,954)	$(3,091,230)	$(3,842,321)

NOTE 10 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.

OPERATIONS	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$1,996,187	$1,954,440	$1,998,986	$2,009,055

Operating expenses	(2,697,261)	(2,820,126)	(2,725,078)	(3,047,892)

Loss before minority interest	(701,074)	(865,686)	(726,092)	(1,038,837)

Minority interest in loss of subsidiaries	226,029	(108,956)	35,453	59,200

Net loss	$(475,045)	$(974,642)	$(690,639)	$(979,637)

Net loss per weighted average BAC	$(10.83)	$(22.21)	$(15.74)	$(22.32)

OPERATIONS	Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$1,809,387	$1,869,778	$1,889,328	$1,865,551

Operating expenses	(2,629,423)	(2,660,999)	(2,640,388)	(4,431,087)

Loss before minority interest	(820,036)	(791,221)	(751,060)	(2,565,536)

Minority interest in loss of subsidiaries	68,382	64,973	57,550	55,991

Net loss	$(751,654)	$(726,248)	$(693,510)	$(2,509,545)

Net loss per weighted average BAC	$(17.13)	$(16.55)	$(15.81)	$(57.19)

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
The financial statements for Mansion Court have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Mansion Court as a going concern.  In prior years and in 2007, the Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $83,000, $1,556,000 and $91,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Leases

Savanah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

December 31,	Amount
2008	$21,252
2009	21,252
2010	21,252
2011	21,252
2012	21,252
Thereafter	715,484
$821,744

As of December 31, 2007, the lease agreement was current.  For the years ended December 31, 2007 and 2006, $21,252 and $38,962, respectively, have been paid under the terms of the lease and $0 and $0, respectively, remained payable.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalents approximated $646,000 at March 31, 2008.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

e)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $1,999,760, $3,164,434 and $4,614,216 Tax Credits during the 2007, 2006 and 2005 tax years, respectively.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 35% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Independence Associates III, L.P., the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s of internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation (“RIAI III”).  The Partnership’s affairs are managed and controlled by the General Partner.  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers.  The ultimate parent of the General Partner, Centerline Holding Company (“Centerline”), has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of RIAI III is set forth below.

Name	Position

Robert L. Levy	Chief Financial Officer
Andrew J. Weil	President and Chief Executive Officer
Marc D. Schnitzer	Senior Vice President

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 47, is the Executive Officer of Centerline.  He is responsible both for financial restructurings of real estate properties and directing Centerline’s acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates III L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution – directly owned	100%

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 18, 2008, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the general partner of the General Partner and (iii) the executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership	Percent of Class

Lehigh Tax Credit Partners, Inc.	3,242.94 (2) (3)	7.5%

J. Michael Fried	3,242.94 (2) (3)	7.5%

Alan P. Hirmes	3,242.94 (2) (3)	7.5%

Stuart J. Boesky	3,242.94 (2) (3)	7.5%

Stephen M. Ross	3,242.94 (2) (3)	7.5%

Marc D. Schnitzer	3,242.94 (2) (3)	7.5%

Denise L. Kiley	3,242.94 (2) (3)	7.5%

Robert L. Levy	-	-

Andrew J. Weil	-	-

All directors and executive officers of the general partner of the Related General Partner as a group (nine persons)	3,242.94 (2) (3)	7.5%

(1)  The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)  As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. (“Lehigh III”) and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on January 25, 1999 with the Securities and Exchange Commission (the “Commission”) and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and the General Partner (the “Standstill Agreement”), Lehigh III agreed that, prior to October 6, 2008 (the “Standstill Expiration Date”), it would not and it would cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a “group” (within the meaning of Section 13 (d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a “group” solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement.  Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh III was entitled to vote its BACs as it determined with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates.  The address of each of the Partnership, Lehigh III and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3)  Each of Messrs. Ross and Schnitzer serves as a executive officer of the Managing Member and owns an equity interest therein.  J. Michael Fried, Alan P. Hirmes, Denise L. Kiley and Stuart J. Boesky each own only an economic interest.

Item 13. Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the officers of the General Partner.

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2008 and 2007 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $54,700 and $52,700, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $950 and $8,900 for the years ended December 31, 2007 and 2006.

All Other Fees
None

The Partnership is not required to have, and does not have, a standalone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2008 and 2007	50

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	51

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2008, 2007 and 2006	52

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	53

	Notes to Consolidated Financial Statements	54

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	73

	Schedule I - Condensed Financial Information of Registrant	74

	Schedule III - Real Estate and Accumulated Depreciation	77

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	67

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	70
(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	71
(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).	72

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Edward Hotel Limited Partnership	CA
Pacific-East L.P.	NY
Overtown Development Group, Ltd.	FL
Sumpter Commons Associates, L.P.	NY
Park Housing Limited Partnership	CT
Livingston Manor Urban Renewal Associates, L.P.	NJ
Jefferis Square Housing Partnership, L.P.	PA
2301 First Avenue Limited Partnership	NY
Lewis Street Limited Partnership	NY
Savannah Park Housing Limited Partnership	DC
Brannon Group, L.C.	FL
Mansion Court Phase II Venture	PA
Primm Place Partners, L.P.	MI
BK-9-A Partners L.P.	NY
BK-10K Partners L.P.	NY
Aspen-Olive Associates	PA
West Mill Creek Associates, III L.P.	PA
Universal Court Associates	PA
New Zion Apartments	LA
Dreitzer House	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	June 20, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	June 20, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer, Principal Accounting Officer and Director of Related Independence Associates III Inc.	June 20, 2008

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Related Independence Associates III Inc.	June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June  18, 2008 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2007, 2006 and 2005 Fiscal Years and Schedule III as of March 31, 2008.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 18, 2008

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Cash and cash equivalents	$47,821	$14,460
Investment in subsidiary partnerships	10,520,517	12,158,076
Cash held in escrow	115,345	130,418
Other assets	281	0

Total assets	$10,683,964	$12,302,954

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$5,224,613	$4,599,173
Other liabilities	4,549	12,885

Total liabilities	5,229,162	4,612,058

Partners’ capital	5,454,802	7,690,896

Total liabilities and partners’ capital	$10,683,964	$12,302,954

Investment in subsidiary partnerships is recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues

Other income	$1,121	$727	$2,024

Expenses

Administrative and management	90,189	133,176	107,043
Administrative and management - related parties	578,184	482,372	584,899

Total expenses	668,373	615,548	691,942

Losses from operations	(667,252)	(614,821)	(689,918)

Equity in loss of subsidiary partnerships	(1,568,842)	(2,829,807)	(2,262,425)

Distribution income from subsidiary partnerships	0	0	7,359

Net loss	$(2,236,094)	$(3,444,628)	$(2,944,984)

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:

Net loss	$(2,236,094)	$(3,444,628)	$(2,944,984)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships	1,568,842	2,829,807	2,262,425
Distribution income from subsidiary partnerships	0	0	(7,359)
Decrease (increase) in other assets	(281)	44	(44)
Increase (decrease) in liabilities:
Due to general partners and affiliates	625,440	527,371	222,947
Other liabilities	(8,336)	(3,509)	7,150

Total adjustments	2,185,665	3,353,713	2,485,119

Net cash used in operating activities	(50,429)	(90,915)	(459,865)

Cash flows from investing activities:

Investment in subsidiary partnerships	(15,073)	0	0
Distributions from subsidiary partnerships	83,790	69,181	470,314
Decrease in cash held in escrow	15,073	0	0

Net cash provided by investing activities	83,790	69,181	470,314

Net increase (decrease) in cash and cash equivalents	33,361	(21,734)	10,449

Cash and cash equivalents, beginning of year	14,460	36,194	25,745

Cash and cash equivalents, end of year	$47,821	$14,460	$36,194

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

Edward Hotel Limited Partnership
Los Angeles, CA	$(2,399,459)	$275,000	$591,240	$2,583,269	$281,123	$3,168,386	$3,449,509	$1,346,736	1994-95	Nov. 1994	27.5	years
Pacific East, L.P.
Brooklyn, NY	(1,950,245)	1,950	3,125,584	194,715	8,075	3,314,174	3,322,249	1,672,630	1994-95	Dec. 1994	27.5	years
Overtown Development Group, Ltd.
Miami, FL	(1,407,348)	52,284	2,627,099	212,721	58,408	2,833,696	2,892,104	953,725	1994-95	Dec. 1994	40	years
Sumpter Commons Associates, L.P.	(1,182,890)	500	1,862,916	50,963	3,673	1,910,706	1,914,379	856,518	1995-96	Apr. 1995	27.5	years
Park Housing Limited Partnership	(816,570)	5,000	2,343,351	80,949	8,173	2,421,127	2,429,300	1,004,011	1995-96	May 1995	27.5	years
Livingston Manor Urban Renewal Associates, L.P.	(3,080,000)	119,988	7,047,532	638,048	123,161	7,682,407	7,805,568	2,362,840	1995-96	June 1995	15-40	years
Jefferis Square Housing Partnership, L.P.	(1,900,000)	55,158	0	4,553,296	39,347	4,569,107	4,608,454	1,436,011	1995-96	June 1995	20 - 40	years
2301 First Avenue Limited Partnership	(4,465,759)	64,350	5,818,269	113,351	67,523	5,928,447	5,995,970	2,853,343	1995-96	Aug. 1995	27.5	years
Lewis Street Limited Partnership	(1,600,000)	7,000	0	2886,150	10,173	2,882,977	2,893,150	1,207,727	1995-96	Oct. 1995	27.5	years
Savannah Park Housing Limited Partnership	(662,395)	0	2,049,888	2,156,980	3,173	4,203,695	4,206,868	1,408,326	1995-96	Oct. 1995	27.5	years
Brannon Group, L.C.	(4,342,264)	380,000	2,598,402	5,517,662	383,173	8,112,891	8,496,064	2,164,519	1995-96	Dec. 1995	40	years
Independence Tax Credit Fund L.P. (Mansion Court Phase II Venture and Aspen Olive Associates Consolidated)	(2,510,527)	1,732	339,661	4,305,011	5,123	4,641,281	4,646,404	1,302,782	1995-96	Dec. 1995	20 - 40	years
Primm Place Partners, L.P.	(4,668,436)	168,258	0	6,960,006	67,577	7,060,687	7,128,264	1,959,085	1995-96	Dec. 1995	10 - 40	years
BK-9-A Partners L.P.	(1,971,693)	0	1,517,313	56,847	3,173	1,570,987	1,574,160	508,067	1995-96	Dec. 1995	40	years
BK-10K Partners L.P.	(949,972)	11,000	1,637,762	97,915	14,176	1,732,501	1,746,677	555,479	1995-96	Dec. 1995	40	years
Westmill Creek Associates III L.P.	(2,826,715)	37,031	6,922,563	46,017	37,649	6,967,962	7,005,611	3,232,487	1997-98	Dec. 1996	27.5	years
Universal Court Associates	(1,650,000)	31,024	279,220	4,543,919	31,642	4,822,521	4,854,163	1,224,829	1997-98	Apr. 1997	20-40	years
New Zion Apartments	(809,291)	20,000	2,688,770	12,362	20,618	2,700,514	2,721,132	1,119,926	1997-98	Nov. 1997	15 - 27.5	years
Dreitzer House	(4,275,000)	5	0	6,770,239	623	6,769,621	6,770,244	2,223,151	1997-99	Dec. 1997	27.5	years

	$(43,468,564)	$1,230,280	$41,449,570	$41,780,420	$1,166,583	$83,293,687	$84,460,270	$29,392,193

(a)  Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)  Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 - 12 years.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

	Cost of Property and Equipment			Accumulated Depreciation
	Year Ended March 31,
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$84,418,262	$86,214,620	$86,076,450	$26,947,693	$24,907,449	$22,332,456
Additions during period:
Improvements	140,557	179,141	138,170
Depreciation expense				2,534,884	2,612,983	2,574,993
Reductions during period:
Dispositions and impairment loss	(98,549)	(1,975,499)	0	(90,384)	(572,739)	0

Balance at close of period	$84,460,270	$84,418,262	$86,214,620	$29,392,193	$26,947,693	$24,907,449

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