Form 10-Q
period 2008-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2008-08-13
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24650

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Exact name of registrant as specified in its charter)

Delaware	13-3746339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Property and equipment - at cost, less accumulated depreciation of $30,024,493 and $29,392,193, respectively	$54,436,224	$55,068,077
Cash and cash equivalents	1,309,265	1,129,466
Cash held in escrow	5,702,805	5,684,885
Deferred costs, less accumulated amortization of $664,258 and $648,096, respectively	670,843	687,005
Other assets	1,144,173	939,926
Total assets	$63,263,310	$63,509,359
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable	$43,322,359	$43,468,564
Accounts payable	1,157,848	894,007
Accrued interest payable	10,084,623	9,665,774
Security deposits payable	454,613	517,574
Due to local general partners and affiliates	1,629,377	1,657,112
Due to general partner and affiliates	6,233,740	6,102,814
Total liabilities	62,882,560	62,305,845
Minority interest	85,186	172,601
Commitments and contingencies (Note 3)
Partners’ capital (deficit):
Limited partners (43,440 BACs issued and outstanding)	678,737	1,406,733
General partner	(383,173)	(375,820)
Total partners’ capital (deficit)	295,564	1,030,913
Total liabilities and partners’ capital (deficit)	$63,263,310	$63,509,359

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues
Rental income	$1,884,754	$1,861,863
Other income	69,612	134,324
Total revenues	1,954,366	1,996,187
Expenses
General and administrative	536,382	528,757
General and administrative-related parties (Note 2)	222,452	186,762
Repairs and maintenance	346,709	355,305
Operating	335,873	323,274
Taxes	82,396	86,788
Insurance	141,200	134,026
Financial, principally interest	451,413	405,396
Depreciation and amortization	648,463	676,953
Total expenses	2,764,888	2,697,261
Net loss before minority interest	(810,522)	(701,074)
Minority interest in loss of subsidiary partnerships	75,173	226,029
Net loss	$(735,349)	$(475,045)
Limited Partners Share: Net loss – limited partners	$(727,996)	$(470,295)
Number of BACs outstanding	43,440	43,440
Net loss per BAC	$(16.76)	$(10.83)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(DEFICIT)
 (Unaudited)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) - April 1, 2008	$1,030,913	$1,406,733	$(375,820)

Net loss – three months ended June 30, 2008	(735,349)	(727,996)	(7,353)

Partners’ capital (deficit) – June 30, 2008	$295,564	$678,737	$(383,173)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(735,349)	$(475,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	648,463	676,953
Minority interest in loss of subsidiaries	(75,173)	(226,029)
Increase in accounts payable	263,840	197,668
Increase in accrued interest payable	418,849	325,012
Decrease in security deposit payable	(62,961)	(57,438)
Increase in cash held in escrow	(80,132)	(133,962)
(Increase) decrease in other assets	(204,247)	142,503
Increase (decrease) in due to local general partners and affiliates	74,738	(17,887)
Increase due to general partner and affiliates	130,926	120,144
Total adjustments	1,114,303	1,026,964
Net cash provided by operating activities	378,954	551,919

Cash flows from investing activities:
Purchase of property and equipment	(447)	(9,388)
Decrease in cash held in escrow	62,212	1,985
Decrease in due to local general partners and affiliates	(100,473)	(84,824)
Net cash used in investing activities	(38,708)	(92,227)
Cash flows from financing activities:
Repayments of mortgage notes	(146,205)	(135,366)
Decrease in due to local general partners and affiliates	(2,000)	(2,098)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(12,242)	0
Net cash used in financing activities	(160,447)	(137,464)
Net increase in cash and cash equivalents	179,799	322,228
Cash and cash equivalents at beginning of period	1,129,466	686,353
Cash and cash equivalents at end of period	$1,309,265	$1,008,581

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and twenty other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30, 2008. All subsidiaries have fiscal quarters ending March 31, 2008.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.  The Partnership’s fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $4,000 for the three months ended June 30, 2008 and 2007, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2008 and the results of operations and its cash flows for the three months ended June 30, 2008 and 2007.  However, the operating results for the three months ended June 30, 2008 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2010.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007

Partnership management fees (a)	$81,497	$86,500
Expense reimbursement (b)	42,705	23,695
Local administrative fee (c)	20,000	15,000
Total general and administrative-General Partner	144,202	125,195
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	78,250	61,567
Total general and administrative-related parties	$222,452	$186,762

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $3,668,000 and $3,586,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d)  Property management fees incurred by Local Partnerships amounted to $123,658 and $121,321 for the three months ended June 30, 2008 and 2007, respectively.  Of these fees, $78,250 and $61,567, respectively, were incurred to affiliates of the Local General Partners.

Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
In prior years and in 2007, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at June 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $13,000 and $33,000 for the three months ended June 30, 2008 and 2007, respectively.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Partnership deemed the building of Mansion Court impaired and wrote it down during the year ended March 31, 2007 to its fair value which resulted in a loss on impairment of approximately $1,403.000 (consisting of approximately $1,976,000 of fixed assets and approximately $573,000 of accumulated depreciation).  Fair value was obtained from an appraisal after indication that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.  Therefore, the property was written down to its appraised value of approximately $549,000.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

b) Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of June 30, 2008, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $814,660 as of March 31, 2008.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000.

d) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or the U.S. Department of Housing and Urban Development (“HUD”) based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

e) Other

The Partnership and holders of Beneficial Assignment Certificates (“BACs”) began to recognize Tax Credits with respect to a property when the period of the Partnership’s entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in service) for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $1,999,760, $3,164,434 and $4,614,216 in Tax Credits during the 2007, 2006 and 2005 tax years, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Short-Term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the property level.

For the three months ended June 30, 2008, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships increased approximately ($180,000).  This increase was due to net cash provided by operating activities ($379,000) and a decrease in cash held in escrow relating to investing activities ($62,000), which exceeded a net decrease in due to local general partners and affiliates relating to investing and financing activities ($102,000), repayment of mortgage notes ($146,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($12,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($648,000).

During the three months ended June 30, 2008, the Partnership received $43,000 in distributions from operations of the Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,442,560 and $1,428,150, respectively.

Accounts payable as of June 30, 2008 and March 31, 2008, were $1,157,848 and $894,007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2008 and March 31, 2008, was $10,084,623 and $9,665,774, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated balance sheets.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $3,668,000 and $3,586,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2008.

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

The Partnership complies with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost.  At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through June 30, 2008, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value of one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Through June 30, 2008, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in 20 consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 1% for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in vacancies at one Local Partnership and increases in rental rates at several other Local Partnerships, partially offset by a decrease due to a rental adjustment made during the first quarter of 2007 to correct an error from the previous quarter at a second Local Partnership.

Other income decreased approximately $65,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to insurance claim proceeds received in the prior year due to a fire at one Local Partnership.

Total expenses excluding general and administrative-related parties and financial, principally interest, remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2008 as compared to the corresponding period in 2007.

General and administrative-related parties increased approximately $36,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an increase in expense reimbursements at the Partnership level and an increase in property management fees incurred to affiliates of the Local General Partner due to a change in managing agents from a non-affiliate to an affiliated related party of the Local General Partner.

Financial, principally interest, increased approximately $46,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an underaccrual in the prior year at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008 the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s of internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	August 13, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 13, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer