Form 10-Q
period 2008-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2008-11-06
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Property and equipment - at cost, less accumulated depreciation of $30,662,559 and $29,392,193, respectively	$53,798,158	$55,068,077
Cash and cash equivalents	1,028,033	1,129,466
Cash held in escrow	5,775,821	5,684,885
Deferred costs, less accumulated amortization of $680,432 and $648,096, respectively	654,669	687,005
Other assets	1,128,352	939,926
Total assets	$62,385,033	$63,509,359
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Mortgage notes payable	$43,163,504	$43,468,564
Accounts payable	1,209,619	894,007
Accrued interest payable	10,323,456	9,665,774
Security deposits payable	450,573	517,574
Due to local general partners and affiliates	1,610,761	1,657,112
Due to general partner and affiliates	6,142,282	6,102,814
Total liabilities	62,900,195	62,305,845
Minority interest	(14,717)	172,601
Commitments and contingencies (Note 4)
Partners’ capital (deficit):
Limited partners (43,440 BACs issued and outstanding)	(109,311)	1,406,733
General partner	(391,134)	(375,820)
Total partners’ (deficit) capital	(500,445)	1,030,913
Total liabilities and partners’ (deficit) capital	$62,385,033	$63,509,359

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Revenues
Rental income	$1,903,720	$1,848,691	$3,788,474	$3,710,554
Other income	87,469	105,749	157,081	240,073
Total revenues	1,991,189	1,954,440	3,945,555	3,950,627
Expenses
General and administrative	501,278	485,212	1,037,660	1,013,969
General and administrative-related parties (Note 2)	226,000	251,029	448,452	437,791
Repairs and maintenance	520,020	449,401	866,729	804,706
Operating	265,172	242,997	601,045	566,271
Taxes	97,580	89,036	179,976	175,824
Insurance	140,983	133,919	282,183	267,945
Financial, principally interest	436,890	488,357	888,303	893,753
Depreciation and amortization	654,239	680,175	1,302,702	1,357,128
Total expenses	2,842,162	2,820,126	5,607,050	5,517,387
Net loss before minority interest	(850,973)	(865,686)	(1,661,495)	(1,566,760)
Minority interest in (income) loss of subsidiary partnerships	54,964	(108,956)	130,137	117,073
Net loss	$(796,009)	$(974,642)	$(1,531,358)	$(1,449,687)
Limited Partners Share: Net loss – limited partners	$(788,049)	$(964,896)	$(1,516,044)	$(1,435,190)
Number of BACs outstanding	43,440	43,440	43,440	43,440
Net loss per BAC	$(18.14)	$(22.21)	$(34.90)	$(33.04)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

(Unaudited)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) - April 1, 2008	$1,030,913	$1,406,733	$(375,820)
Net loss – six months ended September 30, 2008	(1,531,358)	(1,516,044)	(15,314)
Partners’ (deficit) capital – September 30, 2008	$(500,445)	$(109,311)	$(391,134)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,531,358)	$(1,449,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,302,702	1,357,128
Minority interest in loss of subsidiaries	(130,137)	(117,073)
Increase in accounts payable	315,612	459,997
Increase in accrued interest payable	657,682	633,533
Decrease in security deposit payable	(67,001)	(53,447)
Increase in cash held in escrow	(138,017)	(398,335)
(Increase) decrease in other assets	(188,426)	8,966
Increase (decrease) in due to local general partners and affiliates	73,322	(23,060)
Increase due to general partner and affiliates	39,468	160,665
Total adjustments	1,865,205	2,028,374
Net cash provided by operating activities	333,847	578,687

Cash flows from investing activities:
Purchase of property and equipment	(447)	(16,652)
Decrease (increase) in cash held in escrow	47,081	(7,733)
Decrease in due to local general partners and affiliates	(117,673)	(136,098)
Net cash used in investing activities	(71,039)	(160,483)

Cash flows from financing activities:
Repayments of mortgage notes	(305,060)	(362,260)
Proceeds from mortgage notes	0	550,000
Decrease in due to local general partners and affiliates	(2,000)	(13,386)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(57,181)	(300)
Net cash (used in) provided by financing activities	(364,241)	174,054

Net (decrease) increase in cash and cash equivalents	(101,433)	592,258
Cash and cash equivalents at beginning of period	1,129,466	686,353
Cash and cash equivalents at end of period	$1,028,033	$1,278,611

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 – General

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

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30, 2008. All subsidiaries have fiscal quarters ending June 30, 2008.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $5,000 and $0 and $9,000 for the three and six months ended September 30, 2008 and 2007, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2008 and the results of operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007.  However, the operating results for the six months ended September 30, 2008 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS No. 162 is not expected to have an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Partnership management fees (a)	$74,900	$78,761	$156,397	$165,261
Expense reimbursement (b)	42,705	82,920	85,410	106,615
Local administrative fee (c)	20,000	15,000	40,000	30,000
Total general and administrative-General Partner	137,605	176,681	281,807	301,876
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	88,395	74,348	166,645	135,915
Total general and administrative-related parties	$226,000	$251,029	$448,452	$437,791

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $3,743,000 and $3,586,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d)  Property management fees incurred by Local Partnerships amounted to $134,077 and $133,345 and $257,735 and $254,666 for the three and six months ended September 30, 2008 and 2007, respectively.  Of these fees, $88,395 and $74,348 and $166,645 and $135,915, respectively, were incurred to affiliates of the Local General Partners.

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$43,163,504	$43,163,504	$0	$0	$43,163,504

NOTE 4 – Commitments and Contingencies

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

The Partnership’s investment in Mansion Court at September 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $41,000 and $60,000 for the six months ended September 30, 2008 and 2007, respectively.

b) Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of September 30, 2008, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $809,347 as of June 30, 2008.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Short-Term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the property level.

For the six months ended September 30, 2008, cash and cash equivalents of the Partnership and its twenty consolidated Local Partnerships decreased approximately ($101,000).  This decrease was due to a net decrease in due to local general partners and affiliates relating to investing and financing activities ($120,000), repayment of mortgage notes ($305,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($57,000), which exceeded net cash provided by operating activities ($334,000) and a decrease in cash held in escrow relating to investing activities ($47,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($1,303,000).

During the six months ended September 30, 2008, the Partnership received $112,000 in distributions from operations of the Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,525,033 and $1,400,565 and $2,967,593 and $2,828,715, respectively.

Accounts payable as of September 30, 2008 and March 31, 2008, were $1,209,619 and $894,007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2008 and March 31, 2008, was $10,323,456 and $9,665,774, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated balance sheets.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $3,743,000 and $3,586,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 4.  Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

Fair Market Valuations

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$43,163,504	$43,163,504	$0	$0	$43,163,504

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

Through September 30, 2008, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets or reduction to estimated fair value of one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Through September 30, 2008, the Partnership has not recorded or classified any property and equipment as held for sale.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in twenty consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased by approximately 3% and 2% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in vacancies at one Local Partnership and increases in rental rates at several other Local Partnerships, partially offset by a decrease in occupancy at a second Local Partnership.

Other income decreased approximately $18,000 and $83,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to insurance claim proceeds received in the prior year due to a fire at one Local Partnership, a water and sewer refund received in the prior year at a second Local Partnership offset by an insurance refund received in the current year at a third Local Partnership.

Total expenses, excluding repairs and maintenance and financial, principally interest, remained fairly consistent with a decrease of less than 1% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

Repairs and maintenance increased approximately $71,000 and $62,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in elevator maintenance and apartment repairs at one Local Partnership and an increase in repair contracts and materials at a second Local Partnership.

Financial, principally interest, decreased approximately $51,000 for the three months ended September 30, 2008 as compared to the corresponding period in 2007, primarily due to an underaccrual in the prior year at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	November 6, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 6, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer