Form 10-Q
period 2008-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2009-02-12
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $28,255,148 and $29,392,193, respectively	$50,216,386	$55,068,077
Cash and cash equivalents	1,106,550	1,129,466
Cash held in escrow	5,248,391	5,684,885
Deferred costs, net of accumulated amortization of $590,194 and $648,096, respectively	517,607	687,005
Other assets	1,386,077	939,926
Total assets	$58,475,011	$63,509,359
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$38,699,780	$43,468,564
Accounts payable	969,947	894,007
Accrued interest payable	10,558,621	9,665,774
Security deposits payable	425,052	517,574
Due to local general partners and affiliates	2,116,200	1,657,112
Due to general partners and affiliates	6,262,729	6,102,814
Total liabilities	59,032,329	62,305,845
Minority interests	539,080	172,601
Commitments and contingencies (Note 6)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(699,305)	1,406,733
General partners	(397,093)	(375,820)
Total partners’ capital (deficit)	(1,096,398)	1,030,913
Total liabilities and partners’ capital (deficit)	$58,475,011	$63,509,359

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Revenues
Rental income	$1,643,647	$1,681,901	$4,950,722	$4,934,233
Other income	108,388	85,170	259,222	247,024
Total revenues	1,752,035	1,767,071	5,209,944	5,181,257
Expenses
General and administrative	392,140	386,058	1,358,917	1,329,760
General and administrative-related parties (Note 2)	221,707	249,703	639,065	684,994
Repairs and maintenance	441,301	467,527	1,260,954	1,247,223
Operating	185,607	186,624	677,430	613,045
Taxes	86,765	90,594	266,741	266,418
Insurance	111,779	119,366	365,962	360,311
Financial, principally interest	447,616	447,295	1,295,403	1,294,769
Depreciation and amortization	583,068	614,778	1,765,632	1,851,788
Total expenses	2,469,983	2,561,945	7,630,104	7,648,308
Loss from operations before minority interest	(717,948)	(794,874)	(2,420,160)	(2,467,051)
Minority interest in (income) loss of subsidiaries from operations	(615,329)	37,155	(484,771)	154,300
Loss from operations	(1,333,277)	(757,719)	(2,904,931)	(2,312,751)
Discontinued operation:
Income from discontinued operation (including minority interest) (Note 5)	737,325	67,080	777,620	172,425
Net loss	$(595,952)	$(690,639)	$(2,127,311)	$(2,140,326)
Loss from operations – limited partners	$(1,319,944)	$(750,142)	$(2,875,882)	$(2,289,623)
Income from discontinued operation (including minority interest) – limited partners	729,952	66,409	769,844	170,700
Net loss – limited partners	$(589,992)	$(683,733)	$(2,106,038)	$(2,118,923)
Number of BACs outstanding	43,440	43,440	43,440	43,440
Loss from operations per BAC	$(30.38)	$(17.27)	$(66.20)	$(52.71)
Income from discontinued operation (including minority interest) per BAC	16.80	1.53	17.72	3.93
Net loss per BAC	$(13.58)	$(15.74)	$(48.48)	$(48.78)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) - April 1, 2008	$1,030,913	$1,406,733	$(375,820)
Net loss – nine months ended December 31, 2008	(2,127,311)	(2,106,038)	(21,273)
Partners’ (deficit) capital – December 31, 2008	$(1,096,398)	$(699,305)	$(397,093)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,127,311)	$(2,140,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(692,162)	0
Depreciation and amortization	1,946,159	2,032,315
Minority interest in income (loss) of subsidiaries	493,055	(152,526)
Increase in accounts payable	280,666	598,696
Increase in accrued interest payable	892,847	878,191
Decrease in security deposit payable	(79,009)	(39,880)
Increase in cash held in escrow	(70,375)	(425,755)
Increase in other assets	(506,909)	(185,741)
Increase in due to local general partners and affiliates	578,761	0
Decrease in due to local general partner and affiliates	(192,288)	(46,020)
Increase in due to general partner and affiliates	159,915	331,779
Total adjustments	2,810,660	2,991,059
Net cash provided by operating activities	683,349	850,733

Cash flows from investing activities:
Purchase of property and equipment	(2,494)	(51,824)
(Increase) decrease in cash held in escrow	(2,068)	46,370
Decrease in due to local general partners and affiliates	(117,673)	(168,298)
Net cash used in investing activities	(122,235)	(173,752)

Cash flows from financing activities:
Repayments of mortgage notes	(455,454)	(484,983)
Proceeds from mortgage notes	0	550,000
Decrease in due to local general partners and affiliates	(2,000)	(20,786)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(126,576)	(61,512)
Net cash used in financing activities	(584,030)	(17,281)

Net (decrease) increase in cash and cash equivalents	(22,916)	659,700
Cash and cash equivalents at beginning of period	1,129,466	686,353
Cash and cash equivalents at end of period	$1,106,550	$1,346,053
Summarized below are the components of the gain on sale of property:
Decrease in property and equipment, net of accumulated depreciation	$2,965,182	$0
Decrease in deferred costs	112,242	0
Decrease in prepaid expenses and other assets	60,758	0
Decrease in cash held in escrow	508,937	0
Decrease in accounts payable, accrued expenses and other liabilities	(204,725)	0
Decrease in security deposits payable	(13,514)	0
Decrease in mortgage notes payable	(4,313,330)	0
Increase in due to general partners and affiliates	192,288	0
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and twenty other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of December 31, 2008, the Partnership has sold its limited partnership interest in one Local Partnership (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31, 2008. All subsidiaries have fiscal quarters ending September 30, 2008.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.  The Partnership’s fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $665,000 and $6,000 and $665,000 and $15,000 for the three and nine months ended December 31, 2008 and 2007, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2008 and the results of operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007.  However, the operating results for the nine months ended December 31, 2008 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Partnership management fees (a)	$92,325	$94,000	$248,722	$259,261
Expense reimbursement (b)	41,308	75,603	126,718	182,218
Local administrative fee (c)	18,750	13,750	56,250	41,250
Total general and administrative-General Partner	152,383	183,353	431,690	482,729
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	69,324	66,350	207,375	202,265
Total general and administrative-related parties	$221,707	$249,703	$639,065	$684,994

*	Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

The costs incurred to related parties from discontinued operation for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Local administrative fee (c)	$1,250	$1,250	$3,750	$3,750
Total general and administrative-General Partner	1,250	1,250	3,750	3,750
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	16,819	0	45,413	0
Total general and administrative-related parties	$18,069	$1,250	$49,163	$3,750

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $3,835,000 and $3,586,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d)  Property management fees incurred by Local Partnerships amounted to $132,151 and $126,417 and $389,886 and $381,083 for the three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees, $86,143 and $66,350 and $252,788 and $202,265, respectively, were incurred to affiliates of the Local General Partners, which includes $16,819 and $0 and $45,413 and $0 of these fees relating to the discontinued operation.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$38,699,780	$38,699,780	$0	$0	$38,699,780

NOTE 4 – Sale of Property

The Partnership is in the process of selling its investments.  As of December 31, 2008, the Partnership sold its limited partnership interest in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2008, the Partnership sold its limited partnership interest in 2301 First Avenue Limited Partnership L.P. (“2301 First Avenue”) to an affiliate of the Local General Partner for a sales price of $2,200,000.  The sale resulted in a gain of approximately $692,000, resulting from the write-off of the basis in the Local Partnership of approximately $1,508,000 at the date of the sale and the $2,200,000 cash received from the sale in January 2009, which was recorded during the quarter ended December 31, 2008.  The sale also resulted in a write-off of operating advances of approximately $1,081,000 owed to the Partnership.

NOTE 5 – Discontinued Operations

The following table summarizes the results of operation of the Local Partnership that is classified as a discontinued operation.  For the three and nine months ended December 31, 2008, 2301 First Avenue, which was sold during the nine months ended December 31, 2008, was classified as a discontinued operation in the consolidated financial statements.  For the three and nine months ended December 31, 2007, in order to present comparable results to the three and nine months ended December 31, 2008, 2301 First Avenue was classified as a discontinued operation in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues
Rental income	$243,831	$228,833	$725,230	$687,055
Other	3,654	3,082	9,901	81,301
Gain on sale of property	692,162	-	692,162	-
Total revenue	939,647	231,915	1,427,293	768,356
Expenses
General and administrative	56,281	36,033	127,165	106,300
General and administrative-related parties (Note 2)	18,069	1,250	49,163	3,750
Repairs and maintenance	7,188	5,159	54,264	30,169
Operating and other	22,061	23,177	131,283	163,027
Insurance	14,000	14,000	42,000	41,000
Interest	16,472	23,104	56,987	69,383
Depreciation and amortization	60,389	60,409	180,527	180,527
Total expenses	194,460	163,132	641,389	594,156
Income from discontinued operation before minority interest	745,187	68,783	785,904	174,200
Minority interest in income of subsidiaries from discontinued operation	(7,862)	(1,703)	(8,284)	(1,775)
Income from discontinued operation	$737,325	$67,080	$777,620	$172,425
Income – limited partners from discontinued operation	$729,952	$66,409	$769,844	$170,700
Number of BACs outstanding	43,440	43,440	43,440	43,440
Income from discontinued operation	$16.80	$1.53	$17.72	$3.93

Cash flows from Discontinued Operation:

	Nine Months Ended December 31,
	2008	2007
Net cash (used in) provided by operating activities	$(320,131)	$373,309
Net cash provided by (used in) investing activities	$131,527	$(29,386)
Net cash used in financing activities	$(152,429)	$(124,848)

NOTE 6 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
In prior years and in 2008, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

The Partnership’s investment in Mansion Court at December 31, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $63,000 and $96,000 for the nine months ended December 31, 2008 and 2007, respectively.

b) Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of December 31, 2008, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $804,034 as of September 30, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of selling its investments.  As of December 31, 2008, the Partnership has sold its limited partnership interest in one Local Partnership (see Note 4).

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2008.

Short-Term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the property level, and sales proceeds.  Such sales proceeds are available to meet the obligations of the Partnership.

During the nine months ended December 31, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($23,000).  This decrease was due to a net decrease in due to local general partners and affiliates relating to investing and financing activities ($120,000), repayment of mortgage notes ($455,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($127,000), purchase of property and equipment ($2,000) and an increase in cash held in escrow relating to investing activities ($2,000), which exceeded net cash provided by operating activities ($683,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($1,946,000) and a gain on sale of property of approximately ($692,000).

During the nine months ended December 31, 2008, the Partnership received $119,000 in distributions from operations of the Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,217,592 and $1,250,169 and $3,930,004 and $3,816,757, respectively.

Accounts payable as of December 31, 2008 and March 31, 2008, were $969,947 and $894,007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2008 and March 31, 2008, was $10,558,621 and $9,665,774, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated balance sheets.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $3,835,000 and $3,586,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6.  Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$38,699,780	$38,699,780	$0	$0	$38,699,780

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through December 31, 2008, the Partnership has recorded approximately $1,403,000 as a loss on impairment of assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There is one Local Partnership whose assets are classified as property and equipment as held for sale as of December 31, 2008 due to the sale of its limited partnership interest (see Note 4).

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2008 and 2007 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operation which is not reflected below (see Note 5).

Rental income decreased approximately 2% and increased less than 1% for the three and nine months ended December 31, 2008, as compared to the corresponding periods in 2007.  The decrease for the three month period is primarily due to an overaccrual of rental income during the third quarter of the previous year, which was subsequently corrected at year end at one Local Partnership, offset by an increase in rental rates and tenant based rent subsidies at several other Local Partnerships.  The increase for the nine month period is primarily due to an increase in rental rates, tenant based rent subsidies and a decrease in vacancies at several Local Partnerships, offset by a decrease due to rental income received in advance during the previous year at one Local Partnership and an increase in vacancy at a second Local Partnership.

Other income increased approximately $23,000 for the three months ended December 31, 2008 as compared to the corresponding period in 2007, primarily due to an increase in laundry income and an adjustment to correct an underaccrual from the previous quarter at one Local Partnership and higher interest income earned on reserve accounts at a second Local Partnership, partially offset by a decrease in late fees, and transfer and application fees at a third Local Partnership.

General and administrative-related parties expenses decreased approximately $30,000 and $46,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in expense reimbursements at the Partnership level.

Operating expenses increased approximately $64,000 for the nine months ended December 31, 2008 as compared to the corresponding period in 2007, primarily due to an increase in fuel and utility costs at several Local Partnerships.

Total expenses, excluding general and administrative-related parties and operating consisted of a decrease of approximately 3% and less than 1% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	February 12, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 12, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer