Form 10-K
period 2009-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2009-06-23
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24650

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Exact name of registrant as specified in its charter)

Delaware	13-3746339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests and Beneficial Assignment Certificates

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o  No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2008 was $(109,000), based on Limited Partner equity as of such date.

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

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98.99% to 99.98%, other than two Local Partnerships.  The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership had originally acquired interests in twenty Local Partnerships.  As of March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership.  As of March 31, 2009, approximately $35,051,000 (including approximately $1,890,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $115,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements.  At December 31, 2008, only Mansion Court Phase II Venture was required to recapture $489,362 of low-income housing tax credits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the “Compliance Period”) in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $290,438 and $1,999,760 in Tax Credits during the years ending December 31, 2008 and 2007, respectively.

Tax Credits are attached to a Local Partnership for the ten-year Credit Period and are transferable with the Property during the entirety of such ten-year period.  If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods have expired, and are scheduled to continue to expire, at various times from December 31, 2004 through December 31, 2009 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2009, the Partnership recorded approximately $437,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2009, the Partnership has recorded approximately $1,840,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 32% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sale of Local Partnership Interest

The Partnership is in the process of selling its investments.  As of March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2008, the Partnership sold its limited partnership interest in 2301 First Avenue Limited Partnership L.P. (“2301 First Avenue”) to an affiliate of the Local General Partner for a sales price of $2,200,000.  The sale resulted in a gain of approximately $5,140,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,940,000 at the date of the sale and the $2,200,000 cash received from the sale.  The sale also resulted in a write-off of operating advances of approximately $1,064,000 owed to the Partnership which eliminates in consolidation.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $5,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in twenty Local Partnerships, all of which have been consolidated for accounting purposes.  During the year ended March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  Except for the interest in New Zion Apartments, L.P. (“New Zion”) and the Brannon Group, L.C. (“Brannon Group”), the Partnership’s investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

	% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2009	2008	2007	2006	2005

Edward Hotel Limited Partnership
Los Angeles, CA (47)	November 1994	96%	94%	87%	93%	94%

Pacific-East L.P.
Brooklyn, NY (39)	December 1994	89%	92%	92%	92%	100%

Overtown Development Group, Ltd.
Miami, FL (65)	December 1994	78%	78%	85%	97%	83%

Sumpter Commons Associates, L.P.
Brooklyn, NY (21)	April 1995	100%	100%	100%	100%	100%

Park Housing Limited Partnership
Hartford, CT (30)	May 1995	83%	80%	90%	97%	97%

Livingston Manor Urban Renewal Associates, L.P.
New Brunswick, NJ (50)	June 1995	98%	100%	100%	100%	96%

Jefferis Square Housing Partnership L.P.
Chester, PA (36)	June 1995	97%	94%	100%	100%	97%

2301 First Avenue Limited Partnership
New York, NY (92)	August 1995	(a )	98%	99%	97%	100%

Lewis Street L.P.
Buffalo, NY (32)	October 1995	97%	97%	88%	100%	88%

Savannah Park Housing Limited Partnership
Washington, DC (64)	October 1995	86%	94%	97%	97%	95%

Brannon Group, L.C.
Leisure City, FL (80)	December 1995	90%	93%	98%	94%	94%

Mansion Court Phase II Venture
Philadelphia, PA (19)	December 1995	42%	42%	53%	74%	79%

Primm Place Partners, L.P.
St. Louis, MI (128)	December 1995	95%	97%	98%	97%	95%

BK-9-A Partners L.P.
Brooklyn, NY (23)	December 1995	100%	96%	100%	96%	100%

BK-10K Partners L.P.
Brooklyn, NY (21)	December 1995	100%	100%	100%	100%	96%

Local Partnership Schedule
(continued)

% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2009	2008	2007	2006	2005

Aspen-Olive Associates
Philadelphia, PA (22)	October 1996	100%	95%	95%	100%	100%

West Mill Creek Associates III L.P.
Philadelphia, PA (72)	January 1997	97%	96%	100%	99%	99%

Universal Court Associates
Philadelphia, PA (32)	April 1997	100%	100%	100%	100%	100%

New Zion Apartments
Shreveport, LA (100)	November 1997	98%	99%	100%	100%	94%

Dreitzer House
New York, NY (32)	December 1997	100%	100%	99%	100%	95%

(a) The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2009, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2009, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2009, the Partnership has approximately 2,547 registered holders of an aggregate of 43,440 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2009.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had originally invested approximately $35,051,000 (including approximately $2,953,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $115,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2009, the Partnership did not make any advances to the Local Partnerships.  Although the Partnership will not be acquiring additional Properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

The Partnership is in the process of disposing all of its investments.  As of March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2009, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2009 and 2008, the amounts received from operations of the Local Partnerships were approximately $134,000 and $84,000, respectively.  Additionally, during the years ended March 31, 2009 and 2008, the Partnership received approximately $2,200,000 and $0, respectively, in proceeds from the sale of Local Partnerships’ limited partnership interest.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $1,791,000.  This increase was due to net cash provided by operating activities ($823,000), proceeds from sale of property ($2,200,000), proceeds from mortgage notes ($6,775,000) and an increase in cash held in escrow relating to investing activities ($207,000), which exceeded a net decrease in due to local general partners and affiliates relating to investing and financing activities ($25,000), purchases of property and equipment ($348,000), costs related to sale of property ($211,000), an increase in deferred cost ($321,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,498,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $(2,754,000), gain on sale of property of approximately ($5,140,000) and loss on impairment of property of approximately $(437,000).

Total expenses for the year ended March 31, 2009 and 2008, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $5,561,410 and $5,345,115, respectively.

Accounts payable as of March 31, 2009 and 2008 were $902,181 and $894,007, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest as of March 31, 2009 and 2008 was $10,702,346 and $9,665,774, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,019,000 at March 31, 2009.

Partnership management fees owed to the General Partner amounting to approximately $3,636,000 and $3,586,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009, uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

Long-term

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  At December 31, 2008, only Mansion Court Phase II Venture was required to recapture $489,362 of low-income housing tax credits.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2009 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$38,658,408	$418,052	$4,878,763	$3,497,344	$29,864,249
Land lease obligations (b)	800,492	21,252	42,504	42,504	694,232
Total	$39,458,900	$439,304	$4,921,267	$3,539,848	$30,558,481

(a)    The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $75,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.
(b)   One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449.  Additional rent of $322 per month, up to $100,000, will be paid during the final term to reimburse the District of Columbia Department of Housing and Community Development for site improvement costs.  See Item 8, “Financial Statements and Supplementary Data”, Note 12b.

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

During the year ended March 31, 2009, the Partnership recorded approximately $437,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2009, the Partnership has recorded approximately $1,840,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of March 31, 2009.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$165,083	$176,366
Other	148,320	210,839

Total other revenue	$313,403	$387,205

Other revenues from discontinued operation include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$4,045	$3,381
Other	16,204	8,659

Total other revenue	$20,249	$12,040
* Reclassified for comparative purposes.

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years) excluding the results of its discontinued operation which are not reflected in the following discussion (see Item 8, Note 13).

The net loss for the 2008 and 2007 Fiscal Years aggregated $1,807,634 and $3,119,963, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $290,438 and $1,999,760 Tax Credits during the 2008 and 2007, tax years, respectively.

2008 vs. 2007

Rental income decreased by approximately 1% for the 2008 Fiscal Year as compared to the 2007 Fiscal Year, primarily due to an adjustment in the prior year for the underaccrual of subsidiary receivable at one Local Partnership, decreases in occupancy due to the current economic downturn at a second and third Local Partnership, offset by an increase in tenant assistance payments and rental rates at several other Local Partnerships.

Other income decreased approximately $74,000 for the 2008 Fiscal Year as compared to the 2007 Fiscal Year, primarily due to an insurance refund received in the prior year at one Local Partnership, a real estate tax refund received in the prior year at a second Local Partnership and a decrease in interest income at a third Local Partnership, partially offset by an increase due to insurance proceeds received resulting from fire damage in the current year at a fourth Local Partnership.

Total expenses, excluding operating and other and loss on impairment of fixed assets, remained fairly consistent with an increase of less than 1% for the 2008 Fiscal Year as compared to the 2007 Fiscal Year.

Operating and other expense increased approximately $177,000 for the 2008 Fiscal Year as compared to the 2007 Fiscal Year, primarily due to an imposed water bill by the City of New York for the prior years of 2002 to 2008 at one Local Partnership as well as an increase in overall utility costs at several other Local Partnerships.

Results of Operations of Certain Local Partnerships

Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
The financial statements for Mansion Court have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Mansion Court as a going concern.  In prior years and in 2008, the Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $521,000 and $83,000 for the 2008 and 2007 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court further impaired and wrote it down to its new reduced fair value of approximately $207,000, which resulted in a further loss on impairment of approximately $437,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

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

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Balance Sheets at March 31, 2009 and 2008	41

	Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008	42

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2009 and 2008	43

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	44

	Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(a Delaware limited partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware limited partnership) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for eighteen (2008 Fiscal Year) and seventeen (2007 Fiscal Year) subsidiary partnerships whose losses aggregated $3,006,866 and $2,069,413 for the years ended March 31, 2009 and 2008, respectively, and whose assets constituted 84% and 80% of the Partnership's assets at March 31, 2009 and 2008, presented in the accompanying consolidated financial statements.  The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statement for one of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 22, 2009

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
February 25, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Pacific-East L.P.

We have audited the accompanying balance sheet of Pacific-East L.P., as of December 31, 2008, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East L.P. as of December 31, 2008, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Birmingham, Alabama
April 7, 2009

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 28, 2008

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A.  LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2008 and 2007, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended.  These financial statements are the responsibility of Overtown Development Group, Ltd. management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2008 and 2007, and the results of its operations changes in partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
January 29, 2009

[LAWLOR & O'BRIEN, CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2008, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2008, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien, Certified Public Accountants
Totowa, New Jersey
February 15, 2009

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2008, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2008, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 21, 2008

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
2301 First Avenue Limited Partnership

We have audited the accompanying balance sheet of 2301 First Avenue Limited Partnership, as of December 31, 2008, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2301 First Avenue Limited Partnership, as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Birmingham, Alabama
April 17, 2009

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
March 20, 2008

[TOSKI, SCHAEFER & CO., P.C.  LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2008 and 2007 and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2008 and 2007 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
January 30, 2009

[ROMANO & MITCHELL, CHARTERED CERTIFIED PUBLIC ACCOUNTANTS/MANAGEMENT CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Savannah Park Housing Limited Partnership
Washington, D.C.

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, partners' capital and cash flows for the years then ended.  We also have audited Savannah Park Housing Limited Partnership’s internal control over financial reporting as of December 31, 2008 and 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting dated February 19, 2009.  Our responsibility is to express an opinion of these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2008 and 2007, and the results of its and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Savannah Park Housing Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 and 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Romano & Mitchell, Chartered Certified Public Accountants
Bethesda, Maryland
February 19, 2009

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Members of
Brannon Group, L.C.

We have audited the accompanying balance sheets of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2008 and 2007 and the related statements of operations, members’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 18, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2008, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2008 and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
April 6, 2009

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
March 29, 2008

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2008, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
May 7, 2009

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
May 1, 2008

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2008, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
May 7, 2009

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
New York, New York
May 1, 2008

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2008 and the results of its operations, the changes in partner’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

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
Baltimore, Maryland
March 25, 2008

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates as of December 31, 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2008, and the results of its operations, the changes in partner’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 21, 2008

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2008, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2008, and the results of its operations, changes in equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 23, 2009 on our consideration of New Zion Apartments Limited Partnership’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 23, 2009 on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 21 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 23, 2009
Lead Auditor:  Scott H. Szeliga, CPA

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
Baltimore, Maryland
April 10, 2008
Lead Auditor:  Mary E. Norwood, CPA

[O’CONNOR DAVIES MUNNS & DOBBINS, LLP ACCOUNTANTS AND CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Dreitzer Limited Partnership

We have audited the accompanying balance sheet of Dreitzer Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ O’Connor Davies Munn & Dobbins, LLP
New York, New York
February 15, 2009

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2009	2008

Property and equipment - at cost, less accumulated depreciation (Notes 2 and 4)	$49,495,584	$55,068,077
Cash and cash equivalents (Notes 2 and 12)	2,920,187	1,129,466
Cash held in escrow (Note 5)	5,154,827	5,684,885
Deferred costs, less accumulated amortization (Notes 2 and 6)	503,291	687,005
Other assets	1,192,915	939,926

Total assets	$59,266,804	$63,509,359

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)	$38,658,408	$43,468,564
Accounts payable	902,181	894,007
Accrued interest payable	10,702,346	9,665,774
Security deposits payable	424,241	517,574
Due to local general partners and affiliates (Note 8)	2,309,783	1,657,112
Due to general partner and affiliates (Note 8)	6,348,322	6,102,814

Total liabilities	59,345,281	62,305,845

Minority interest (Note 2)	406,997	172,601

Commitments and contingencies (Notes 7, 8 and 12)

Partners’ capital (deficit):
Limited partners (43,440 BACs issued and outstanding) (Note 1)	(382,825)	1,406,733
General Partner	(102,649)	(375,820)

Total partners’ capital (deficit)	(485,474)	1,030,913

Total liabilities and partners’ capital (deficit)	$59,266,804	$63,509,359

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008*

Operations:
Revenues
Rental income	$6,554,634	$6,646,013
Other	313,403	387,205
Total revenues	6,868,037	7,033,218
Expenses
General and administrative	2,005,907	1,917,419
General and administrative-related parties (Note 8)	856,339	924,344
Repairs and maintenance	1,636,910	1,687,096
Operating and other	1,059,026	882,246
Real estate taxes	361,104	347,953
Insurance	498,463	510,401
Financial, primarily interest	1,765,837	1,776,709
Depreciation and amortization	2,406,794	2,369,820
Loss on impairment of property (Note 4)	436,836	0
Total expenses	11,027,216	10,415,988
Loss from operations before minority interest	(4,159,179)	(3,382,770)
Minority interest in loss of subsidiaries from operations	241,116	212,262
Loss from operations	(3,918,063)	(3,170,508)
Discontinued operation (Note 13):
Income from discontinued operation (including minority interest and gain on sale of property)	2,110,429	50,545
Net loss	$(1,807,634)	$(3,119,963)
Loss from operations – limited partners	$(3,878,882)	$(3,138,803)
Income from discontinued operation (including minority interest and gain on sale of property) – limited partners	2,089,324	50,040
Net loss – limited partners	$(1,789,558)	$(3,088,763)
Number of BACs outstanding	43,440	43,440
Loss from operations per BAC	$(89.29)	$(72.25)
Income from discontinued operation (including minority interest and gain on sale of property) per BAC	48.09	1.15
Loss per BAC	$(41.20)	$(71.10)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – April 1, 2006	$8,831,833	$9,129,643	$(297,810)

Net loss	(4,680,957)	(4,634,147)	(46,810)

Partners’ capital (deficit) – March 31, 2007	4,150,876	4,495,496	(344,620)

Net loss	(3,119,963)	(3,088,763)	(31,200)

Partners’ capital (deficit) – March 31, 2008	1,030,913	1,406,733	(375,820)

Net loss	(1,807,634)	(1,789,558)	(18,076)

Contributions – write-off of partnership management fees related to the sold property (Note 8)	286,247	0	286,247

Contributions – write-off of related party debt (Note 10)	5,000	0	5,000

Partners’ capital (deficit) – March 31, 2009	$(485,474)	$(382,825)	$(102,649)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,807,634)	$(3,119,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(5,139,562)	0
Depreciation and amortization	2,753,922	2,610,459
Loss on impairment of property	436,836	0
Minority interest in income (loss) of subsidiary partnerships	2,732,534	(211,726)
(Increase) decrease in assets:
Cash held in escrow	186,829	(176,965)
Other assets	(331,433)	(144,879)
Increase (decrease) in liabilities:
Accounts payable	77,111	287,889
Accrued interest	1,036,572	1,073,597
Security deposit payable	(12,171)	21,634
Due to local general partners and affiliates	353,208	39,796
Due to general partners and affiliates	536,755	672,229

Total adjustments	2,630,601	4,172,034

Net cash provided by operating activities	822,967	1,052,071

Cash flows from investing activities:
Acquisition of property and equipment	(348,187)	(132,392)
Proceeds from sale of property	2,200,000	0
Costs related to sale of property	(211,014)	0
Decrease (increase) in cash held in escrow	206,682	(11,306)
Decrease in due to local general partners and affiliates	(20,445)	(116,207)

Net cash provided by (used in) investing activities	1,827,036	(259,905)

Cash flows from financing activities:
Principal payments of mortgage notes	(4,810,156)	(610,936)
Proceeds from mortgage notes	6,775,000	550,000
Decrease in due to local general partners and affiliates	(4,926)	(243,242)
Increase in deferred costs	(321,062)	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(2,498,138)	(44,875)

Net cash used in financing activities	(859,282)	(349,053)

Net increase in cash and cash equivalents	1,790,721	443,113

Cash and cash equivalents at beginning of year	1,129,466	686,353

Cash and cash equivalents at end of year	$2,920,187	$1,129,466

Supplemental disclosure of cash flows information:

Cash paid during the year for interest	$721,400	$818,878
Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(1,988,986)	$0
Decrease in property and equipment, net of accumulated depreciation	2,913,634	0
Decrease in deferred costs	321,064	0
Decrease in cash held in escrow	136,547	0
Decrease in other assets	78,444	0
Decrease in accounts payable and other liabilities	(68,937)	0
Decrease in security deposit payable	(81,162)	0
Decrease in mortgage note payable	(6,775,000)	0
Increase in due to Local General Partners and affiliates	324,834	0
Decrease in due to General Partners and affiliates	(5,000)	0
Capital contribution – General Partners	5,000	0
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$286,247	$0

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – General

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

The Partnership had originally acquired interests in twenty subsidiary partnerships.  During the year ended March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

NOTE 2 – Summary of Significant Accounting Policies

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2009 and 2008, respectively, (the 2008 and 2007 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,975,000 and $6,000 for the years ended March 31, 2009 and 2008, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

During the year ended March 31, 2009, the Partnership recorded approximately $437,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2009, the Partnership recorded approximately $1,840,000 as an aggregate loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of March 31, 2009.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$165,083	$176,366
Other	148,320	210,839

Total other revenue	$313,403	$387,205

Other revenues from discontinued operation include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$4,045	$3,381
Other	16,204	8,659

Total other revenue	$20,249	$12,040
* Reclassified for comparative purposes.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

i) Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
During the first quarter of 2008, we adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The following are financial instruments for which the Partnership’s estimate of fair value differs from the carrying amounts:

	At March 31, 2009		At March 31, 2008
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$38,658,408	$37,957,356	$43,468,564	$42,700,335

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives from operations are as follows:

	March 31,		Estimated Useful Lives (Years)
	2009	2008

Land	$1,099,060	$1,166,583	-
Building and improvements	75,616,485	81,802,719	20-40
Furniture and fixtures	1,610,768	1,490,968	5-12
	78,326,313	84,460,270

Less: Accumulated depreciation	(28,830,729)	(29,392,193)

	$49,495,584	$55,068,077

Depreciation expense for the years ended March 31, 2009 and 2008 amounted to $2,341,322 and $2,302,500, respectively.

During the 2008 Fiscal Year, there was a decrease in accumulated depreciation in the amount of $3,079,926 which related to discontinued assets.

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2009 and 2008 amounted to $228,888 and $232,384, respectively.

During the year ended March 31, 2009, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Partnership deemed the building of Mansion Court Phase II Venture further impaired and wrote it down to its fair value which resulted in an additional loss on impairment of approximately $437,000 (consisting of approximately $486,000 of fixed assets and approximately $49,000 of accumulated depreciation).  In addition to an earlier writedown of approximately $1,403,000, the property was further written down to its fair value of approximately $207,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2009	2008

Purchase price payments*	$115,345	$115,345
Real estate taxes, insurance and other	3,143,379	3,359,417
Reserve for replacements	1,582,860	1,789,542
Tenant security deposits	313,243	420,581

	$5,154,827	$5,684,885

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2009	2008

Financing costs	$1,107,801	$1,335,101	*
Less: Accumulated amortization	(604,510)	(648,096)

	$503,291	$687,005

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2009 and 2008 amounted to $65,472 and $67,320, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2009 and 2008 amounted to $118,240 and $8,255, respectively.

NOTE 7 – Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $75,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

Annual principal payment requirements by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2009	$418,052
2010	2,178,966
2011	2,699,797
2012	1,788,693
2013	1,708,651
Thereafter	29,864,249

$38,658,408

Accrued interest payable as of March 31, 2009 and 2008 was approximately $10,702,000 and $9,666,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $17,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (“Local Partnership Agreements”), the General Partner and its affiliates receive their pro rata shares of profits, losses and tax credits.

A) Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2009, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, all of which have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

B) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties from operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Partnership management fees (a)	$335,722	$353,261
Expense reimbursement (b)	175,041	224,923
Local administrative fees (d)	71,611	74,656

Total general and administrative-General Partner	582,374	652,840

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	273,965	271,504
Total general and administrative-related parties	$856,339	$924,344

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008

Local administrative fees (d)	$5,000	$5,000
Total general and administrative - General Partner	5,000	5,000
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	58,640	54,032
Total general and administrative-related parties	$63,640	$59,032
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,636,000 and $3,586,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009 uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment the Partnership will not be in a position to meet its obligations.  The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(c)
Property management fees incurred by Local Partnerships amounted to $515,438 and $507,998 for the years ended March 31, 2009 and 2008, respectively.  Of these fees, $332,605 and $325,536 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $58,640 and $54,032 of fees relating to discontinued operations.

(d)	Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	March 31,
	2009	2008

Operating advances	$579,057	$103,064
Development fee payable	1,125,638	1,146,083
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	222,008	3,292
Management and other operating fees	220,258	241,851

	$2,309,783	$1,657,112

D) Advances from Partnership to Local Partnerships

As of March 31, 2009, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $1,895,000.  Such advances are eliminated in consolidation.  The following table summarizes these advances:

	March 31,
	2009	2008

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Eastern Parkway	1,016,321	1,016,321
Sumpter Commons	5,075	5,575
2301 First Avenue	0	1,080,628

	$1,894,586	$2,975,714

On December 31, 2008, the Partnership sold its limited partnership interest in 2301 First Avenue (see Note 10).  The sale resulted in a write-off of operating advances owed to the Partnership.

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2009.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

	Years Ended March 31,
	2008	2007

Financial statement net loss	$(1,807,634)	$(3,119,963)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(308,517)	(513,901)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	22,882	(2,498)
Difference between gain on sale of property recorded for financial statement and income tax reporting purposes	(2,540,098)	0
Loss on impairment of property for financial reporting purposes not deductible for tax purposes	436,836	0
Other, including accruals for financial reporting not deductible for tax purposes until paid and losses allocated to minority interests for tax purposes	4,107,030	979,408
Net loss as shown on the income tax return for the calendar year ended	$(89,501)	$(2,656,954)

NOTE 10 – Sale of Property

The Partnership is in the process of disposing of all of its investments.  During the fiscal year ended March 31, 2009, the Partnership sold its limited partnership interest in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2008, the Partnership sold its limited partnership interest in 2301 First Avenue Limited Partnership L.P. (“2301 First Avenue”) to an affiliate of the Local General Partner for a sales price of $2,200,000.  The sale resulted in a gain of approximately $5,140,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,940,000 at the date of the sale and the $2,200,000 cash received from the sale.  The sale also resulted in a write-off of operating advances of approximately $1,064,000 owed to the Partnership which eliminates in consolidation.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $5,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2009 and 2008.

	Quarter Ended
OPERATIONS	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Revenues	$1,708,999	$1,748,910	$1,752,035	$1,658,093
Operating expenses	(2,537,524)	(2,622,596)	(2,469,983)	(3,397,113)
Loss from operations before minority interest	(828,525)	(873,686)	(717,948)	(1,739,020)
Minority interest in loss (income) of subsidiaries from operations	75,360	55,198	(615,329)	725,887
Loss from operations	(753,165)	(818,488)	(1,333,277)	(1,013,133)
Income from discontinued operation (including minority interest and gain on sale of property)	17,816	22,479	737,325	1,332,809
Net loss (income)	$(735,349)	$(796,009)	$(595,952)	$319,676
Net loss (income) – limited partnership	$(727,996)	$(788,049)	$(589,992)	$316,479
Loss per weighted average BAC from operations	$(17.16)	$(18.65)	$(30.38)	$(23.10)
Income per weighted average BAC from discontinued operation	0.40	0.51	16.80	30.38
Net loss (income) per weighted average BAC	$(16.76)	$(18.14)	$(13.58)	$7.28

	Quarter Ended
OPERATIONS	June 30, 2007	September 30, 2007*	December 31, 2007*	March 31, 2008*

Revenues	$1,690,145	$1,724,041	$1,767,071	$1,851,961
Operating expenses	(2,463,376)	(2,622,985)	(2,561,945)	(2,767,681)
Loss from operations before minority interest	(773,231)	(898,945)	(794,874)	(915,720)
Minority interest in loss (income) of subsidiaries from operations	226,101	(108,957)	37,155	57,963
Loss from continuing operations	(547,130)	(1,007,901)	(757,719)	(857,757)
Income (loss) from discontinued operation (including minority interest)	72,085	33,259	67,080	(121,880)
Net loss	$(475,045)	$(974,642)	$(690,639)	$(979,637)
Net loss – limited partnership	$(470,294)	$(964,896)	$(683,733)	$(969,841)
Loss per weighted average BAC from operation	$(12.47)	$(22.97)	$(17.26)	$(19.55)
Income (loss) per weighted average BAC from discontinued operation	1.64	0.76	1.52	(2.77)
Net loss per weighted average BAC	$(10.83)	$(22.21)	$(15.74)	$(22.32)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
The financial statements for Mansion Court have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Mansion Court as a going concern.  In prior years and in 2008, the Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $521,000 and $83,000 for the 2008 and 2007 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court further impaired and wrote it down to its new reduced fair value of approximately $207,000, which resulted in a further loss on impairment of approximately $437,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

b)  Leases

Savanah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Estimated future minimum payments due under the terms of the lease are as follows:

December 31,	Amount
2009	$21,252
2010	21,252
2011	21,252
2012	21,252
2013	21,252
Thereafter	694,232
$800,492

As of December 31, 2008, the lease agreement was current.  For the years ended December 31, 2008 and 2007, $21,252 and $21,252, respectively, have been paid under the terms of the lease and $0 and $0, respectively, remained payable.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. Uninsured cash and cash equivalents approximated $1,568,000 at March 31, 2009.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

e)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $290,438 and $1,999,760 Tax Credits during the 2008 and 2007 tax years, respectively.  At December 31, 2008, only Mansion Court Phase II Venture was required to recapture $489,362 of low-income housing tax credits.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 32% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 13 – Discontinued Operations

The following table summarizes the results of operation of the Local Partnership that is classified as discontinued operation.  For the year ended March 31, 2009, 2301 First Avenue, which was sold during the year, was classified as a discontinued operation in the consolidated statements of operations.  For the year ended March 31, 2008, 2301 First Avenue, in order to present comparable results to the year ended March 31, 2009, was classified as a discontinued operation in the consolidated statements of operations.

Consolidated Statement of Discontinued Operation:

	Years Ended March 31,
	2009	2008*

Revenues
Rental income	$920,282	$913,410
Other (Note 2)	20,249	12,040
Gain on sale of properties (Note 10)	5,139,562	0
Total revenues	6,080,093	925,450
Expenses
General and administrative	142,066	108,296
General and administrative-related parties (Note 8)	63,640	59,032
Repairs and maintenance	80,165	89,734
Operating and other	250,328	243,763
Insurance	49,629	56,669
Financial, primarily interest	63,058	76,236
Depreciation and amortization	347,128	240,639
Total expenses	996,014	874,369
Income before minority interest	5,084,079	51,081
Minority interest in income of subsidiaries from discontinued operation	(2,973,650)	(536)
Total income from discontinued operation (including gain on sale of property and minority interest)	$2,110,429	$50,545
Income – limited partners from discontinued operation (including gain on sale of property and minority interest)	$2,089,324	$50,040
Number of BACs outstanding	43,440	43,440
Income from discontinued operation (including gain on sale of property and minority interest) per BAC	$48.09	$1.15

*	Reclassified for comparative purposes.

	Years Ended March 31,
	2009	2008*

Cash flows from discontinued operation
Net cash (used in) provided by operating activities	$(698,799)	$187,402
Net cash provided by investing activities	$2,239,461	$25,114
Net cash used in financing activities	$(544,706)	$(172,388)

*	Reclassified for comparative purposes.

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

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT L. LEVY, 43, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 38, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 48, is the Executive Officer of Centerline.  He is responsible both for financial restructurings of real estate properties and directing Centerline’s acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates III L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution – directly owned	100%

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 28, 2009, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the general partner of the General Partner and (iii) the executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	3,242.94	(2) (3)	7.5%

J. Michael Fried	3,242.94	(2) (3)	7.5%

Alan P. Hirmes	3,242.94	(2) (3)	7.5%

Stuart J. Boesky	3,242.94	(2) (3)	7.5%

Stephen M. Ross	3,242.94	(2) (3)	7.5

Marc D. Schnitzer	3,242.94	(2) (3)	7.5%

Denise L. Kiley	3,242.94	(2) (3)	7.5%

Robert L. Levy	-		-

Andrew J. Weil	-		-

All directors and executive officers of the general partner of the Related General Partner as a group (nine persons)	3,242.94	(2) (3)	7.5%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)
As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. (“Lehigh III”) and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on January 25, 1999 with the Securities and Exchange Commission (the “Commission”).

(3)
Each of Messrs. Ross and Schnitzer serves as a executive officer of the Managing Member and owns an equity interest therein.  J. Michael Fried, Alan P. Hirmes, Denise L. Kiley and Stuart J. Boesky each own only an economic interest.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the officers of the General Partner.

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2009 and 2008 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $56,000 and $54,700, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $9,400 for each of the years ended December 31, 2008 and 2007.

All Other Fees
None

The Partnership is not required to have, and does not have, a standalone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2009 and 2008	41

	Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008	42

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2009 and 2008	43

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	44

	Notes to Consolidated Financial Statements	45

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	64

	Schedule I - Condensed Financial Information of Registrant	65

	Schedule III - Real Estate and Accumulated Depreciation	68

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	61

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	* Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

Item 15.	Exhibits and Financial Statement Schedules (continued)

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Edward Hotel Limited Partnership	CA
Pacific-East L.P.	NY
Overtown Development Group, Ltd.	FL
Sumpter Commons Associates, L.P.	NY
Park Housing Limited Partnership	CT
Livingston Manor Urban Renewal Associates, L.P.	NJ
Jefferis Square Housing Partnership, L.P.	PA
Lewis Street Limited Partnership	NY
Savannah Park Housing Limited Partnership	DC
Brannon Group, L.C.	FL
Mansion Court Phase II Venture	PA
Primm Place Partners, L.P.	MI
BK-9-A Partners L.P.	NY
BK-10K Partners L.P.	NY
Aspen-Olive Associates	PA
West Mill Creek Associates, III L.P.	PA
Universal Court Associates	PA
New Zion Apartments	LA
Dreitzer House	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	June 23, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	June 23, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer, Principal Accounting Officer and Director of Related Independence Associates III Inc.	June 23, 2009

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Related Independence Associates III Inc.	June 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 22, 2009 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2008 and 2007 Fiscal Years and Schedule III as of March 31, 2009.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 22, 2009

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2009	2008

Cash and cash equivalents	$2,024,463	$47,821
Investment in subsidiary partnerships	9,200,215	10,520,517
Cash held in escrow	115,345	115,345
Other assets	1,244	281

Total assets	$11,341,267	$10,683,964

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$5,412,826	$5,224,613
Other liabilities	0	4,549

Total liabilities	5,412,826	5,229,162

Partners’ capital	5,928,441	5,454,802

Total liabilities and partners’ capital	$11,341,267	$10,683,964

Investment in subsidiary partnerships is recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008

Revenues

Other income	$4,565	$1,121

Total revenues	4,565	1,121

Expenses

Administrative and management	131,028	90,189
Administrative and management - related parties	510,763	578,184

Total expenses	641,791	668,373

Losses from operations	(637,226)	(667,252)

Equity in loss of subsidiary partnerships*	(4,329,830)	(1,568,842)

Gain on sale of investment in subsidiary partnership	5,139,562	0

Distribution income of subsidiary partnerships in excess of investments	14,886	0

Net income (loss)	$187,392	$(2,236,094)
* Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(3,090,495) and $0 for 2009 and 2008, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:

Net income (loss)	$187,392	$(2,236,094)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of investment in subsidiary partnership	(5,139,562)	0
Distribution income from subsidiary partnerships in excess of investments	(14,886)	0
Equity in loss of subsidiary partnerships	4,379,830	1,568,842
Increase in other assets	(963)	(281)
Increase (decrease) in liabilities:
Due to general partners and affiliates	217,996	625,440
Other liabilities	(4,549)	(8,336)

Total adjustments	(562,134)	2,185,665

Net cash (used in) provided by operating activities	(374,742)	(50,429)

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership	2,200,000	0
Proceeds due from subsidiary partnerships	17,500	0
Investment in subsidiary partnerships	0	(15,073)
Distributions from subsidiary partnerships	133,884	83,790
Decrease in cash held in escrow	0	15,073

Net cash provided by investing activities	2,351,384	83,790

Net increase in cash and cash equivalents	1,976,642	33,361

Cash and cash equivalents, beginning of year	47,821	14,460

Cash and cash equivalents, end of year	$2,024,463	$47,821

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings asnd Improvements	Total

Apartment Complexes

Edward Hotel Limited Partnership
Los Angeles, CA	$(2,399,459)	$275,000	$591,240	$2,583,269	$281,123	$3,168,386	$3,449,509	$1,450,384	1994-95	Nov. 1994	27.5	years
Pacific East, L.P.
Brooklyn, NY		1,950	3,125,584	202,815	8,075	3,322,274	3,330,349	1,813,438	1994-95	Dec. 1994	27.5	years
Overtown Development Group, Ltd.	(1,917,206)
Miami, FL	(1,368,587)	52,284	2,627,099	238,315	58,408	2,859,290	2,917,698	1,021,159	1994-95	Dec. 1994	40	years
Sumpter Commons Associates, L.P.	(1,173,146)	500	1,862,916	53,767	3,673	1,913,510	1,917,183	926,120	1995-96	Apr. 1995	27.5	years
Park Housing Limited Partnership	(809,210)	5,000	2,343,351	80,949	8,173	2,421,127	2,429,300	1,083,995	1995-96	May 1995	27.5	years
Livingston Manor Urban Renewal Associates, L.P.	(3,080,000)	119,988	7,047,532	706,142	123,161	7,750,501	7,873,662	2,576,706	1995-96	June 1995	15-40	years
Jefferis Square Housing Partnership, L.P.	(1,900,000)	55,158	0	4,553,296	39,347	4,569,107	4,608,454	1,554,118	1995-96	June 1995	20 - 40	years
2301 First Avenue Limited Partnership(c)	0	64,350	5,818,269	(5,819,155)	0	0	0	0	1995-96	Aug. 1995	27.5	years
Lewis Street Limited Partnership	(1,600,000)	7,000	0	2,891,180	10,173	2,888,007	2,898,180	1,314,778	1995-96	Oct. 1995	27.5	years
Savannah Park Housing Limited Partnership	(623,920)	0	2,049,888	2,170,532	3,173	4,217,247	4,220,420	1,523,644	1995-96	Oct. 1995	27.5	years
Brannon Group, L.C.	(4,301,346)	380,000	2,598,402	5,517,662	383,173	8,112,891	8,496,064	2,375,261	1995-96	Dec. 1995	40	years
Independence Tax Credit Fund L.P. (Mansion Court Phase II Venture and Aspen Olive Associates Consolidated)	(2,510,527)	1,732	339,661	3,811,428	5,123	4,155,107	4,160,230	1,367,073	1995-96	Dec. 1995	20 - 40	years
Primm Place Partners, L.P.	(4,625,758)	168,258	0	6,990,956	67,577	7,091,437	7,159,014	2,135,294	1995-96	Dec. 1995	10 - 40	years
BK-9-A Partners L.P.	(1,957,992)	0	1,517,313	56,847	3,173	1,570,987	1,574,160	548,986	1995-96	Dec. 1995	40	years
BK-10K Partners L.P.	(909,937)	11,000	1,637,762	97,915	14,176	1,732,501	1,746,677	600,101	1995-96	Dec. 1995	40	years
Westmill Creek Associates III L.P.	(2,802,579)	37,031	6,922,563	65,224	37,649	6,987,169	7,024,818	3,488,683	1997-98	Dec. 1996	27.5	years
Universal Court Associates	(1,650,000)	31,024	279,220	4,543,919	31,642	4,822,521	4,854,163	1,352,875	1997-98	Apr. 1997	20-40	years
New Zion Apartments	(753,741)	20,000	2,688,770	72,598	20,618	2,760,750	2,781,368	1,221,822	1997-98	Nov. 1997	15 - 27.5	years
Dreitzer House	(4,275,000)	5	0	6,885,059	623	6,884,441	6,885,064	2,476,292	1997-99	Dec. 1997	27.5	years
Less discontinued operation and dispositions	0	(64,350)	(5,818,269)	5,819,155	0	0	0	0

	$(38,658,408)	$1,165,930	$35,631,301	$41,521,873	$1,099,060	$77,227,253	$78,326,313	$28,830,729

(a)   Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)   Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 – 12 years.
(c)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Year Ended March 31,
	2009	2008	2009	2008

Balance at beginning of period	$84,460,270	$84,418,262	$29,392,193	$26,947,693
Additions during period:
Improvements	348,187	140,557
Depreciation expense			2,570,210	2,534,884
Reductions during period:
Discontinued operation, dispositions and impairment loss	(6,482,144)	(98,549)	(3,131,674)	(90,384)

Balance at close of period	$78,326,313	$84,460,270	$28,830,729	$29,392,193

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