Form 10-Q
period 2009-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2009-08-07
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24650

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Exact name of registrant as specified in its charter)

Delaware	13-3746339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☑

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $29,408,615 and $28,830,729, respectively	$48,917,698	$49,495,584
Cash and cash equivalents	2,891,760	2,920,187
Cash held in escrow	5,167,600	5,154,827
Deferred costs, net of accumulated amortization of $620,676 and $604,510, respectively	487,125	503,291
Other assets	1,337,427	1,192,915
Total assets	$58,801,610	$59,266,804
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$38,557,955	$38,658,408
Accounts payable	984,428	902,181
Accrued interest payable	11,032,664	10,702,346
Security deposits payable	434,111	424,241
Due to local general partners and affiliates	2,352,182	2,309,783
Due to general partners and affiliates	6,424,744	6,348,322
Total liabilities	59,786,084	59,345,281
Commitments and contingencies (Note 6)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(1,154,126)	(382,825)
General partners	(110,440)	(102,649)
Independence Tax Credit Plus L.P. III total	(1,264,566)	(485,474)
Noncontrolling interests	280,092	406,997
Total partners’ capital (deficit)	(984,474)	(78,477)
Total liabilities and partners’ capital (deficit)	$58,801,610	$59,266,804

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009	2008*

Revenues
Rental income	$1,677,553	$1,642,699
Other income	89,584	66,300
Total revenues	1,767,137	1,708,999
Expenses
General and administrative	491,977	507,307
General and administrative-related parties (Note 2)	219,642	207,359
Repairs and maintenance	373,076	331,658
Operating	276,190	262,731
Taxes	86,217	82,396
Insurance	127,199	127,200
Financial, principally interest	436,951	430,570
Depreciation and amortization	594,052	588,303
Total expenses from operations	2,605,304	2,537,524
Loss from operations	(838,167)	(828,525)
Income from discontinued operation	0	18,003
Net loss	(838,167)	(810,522)
Net loss attributable to noncontrolling interests from operations	59,075	75,360
Net income attributable to noncontrolling interests from discontinued operation	0	(187)
Net loss attributable to noncontrolling interests	59,075	75,173
Net loss attributable to Independence Tax Credit Plus L.P. III	$(779,092)	$(735,349)
Loss from operations – limited partners	$(771,301)	$(745,633)
Income from discontinued operation – limited partners	0	17,637
Net loss – limited partners	$(771,301)	$(727,966)
Number of BACs outstanding	43,440	43,440
Loss from operations per BAC	$(17.75)	$(17.16)
Income from discontinued operation per BAC	0	0.40
Net loss per BAC	$(17.75)	$(16.76)
* Reclassified for comparative purpose.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) - April 1, 2009	$(78,477)	$(382,825)	$(102,649)	$406,997
Net loss – three months ended June 30, 2009	(838,167)	(771,301)	(7,791)	(59,075)
Distributions	(67,830)	0	0	(67,830)
Partners’ (deficit) capital – June 30, 2009	$(984,474)	$(1,154,126)	$(110,440)	$280,092

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(838,167)	$(810,522)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	594,052	648,463
Increase in accounts payable	82,247	263,840
Increase in accrued interest payable	330,318	418,849
Increase (decrease) in security deposit payable	9,870	(62,961)
Increase in cash held in escrow	(37,527)	(80,132)
Increase in other assets	(144,512)	(204,247)
Increase in due to local general partners and affiliates	42,399	74,738
Increase in due to general partner and affiliates	76,422	130,926
Total adjustments	953,269	1,189,476
Net cash provided by operating activities	115,102	378,954
Cash flows from investing activities:
Purchase of property and equipment	0	(447)
Decrease in cash held in escrow	24,754	62,212
Decrease in due to local general partners and affiliates	0	(100,473)
Net cash provided by (used in) investing activities	24,754	(38,708)
Cash flows from financing activities:
Repayments of mortgage notes	(100,453)	(146,205)
Decrease in due to local general partners and affiliates	0	(2,000)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(67,830)	(12,242)
Net cash used in financing activities	(168,283)	(160,447)
Net (decrease) increase in cash and cash equivalents	(28,427)	179,799
Cash and cash equivalents at beginning of period	2,920,187	1,129,466
Cash and cash equivalents at end of period	$2,891,760	$1,309,265
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and nineteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of June 30, 2009, the Partnership has sold its limited partnership interest in one Local Partnership (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30, 2009. All subsidiaries have fiscal quarters ending March 31, 2009.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.  The Partnership’s fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership has adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with SFAS No. 160, losses attributable to minority interests amounted to approximately $59,000 for the three months ended June 30, 2009.  Prior to the adoption of this SFAS, losses attributable to minority interests which exceeded the minority interests’ investment in a subsidiary partnership were charged to the Partnership.  There were no such losses for the three months ended June 30, 2008.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2009 and the results of operations and its cash flows for the three months ended June 30, 2009 and 2008.  However, the operating results for the three months ended June 30, 2009 may not be indicative of the results for the year.

The Partnership has evaluated and disclosed, as applicable, subsequent events through August 7, 2009, the issuance date of these financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008*

Partnership management fees (a)	$83,500	$81,497
Expense reimbursement (b)	48,324	42,705
Local administrative fee (c)	17,903	18,750
Total general and administrative-General Partner	149,727	142,952
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	69,915	64,407
Total general and administrative-related parties	$219,642	$207,359
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The costs incurred to related parties from discontinued operation for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008

Local administrative fee (c)	$0	$1,250
Total general and administrative-General Partner	0	1,250
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	0	13,843
Total general and administrative-related parties	$0	$15,093

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,719,000 and $3,636,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009 uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment the Partnership will not be in a position to meet its obligations.  The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d)
Property management fees incurred by Local Partnerships amounted to $110,848 and $123,658 for the three months ended June 30, 2009 and 2008, respectively.  Of these fees, $69,915 and $78,250, respectively, were incurred to affiliates of the Local General Partners, of which $0 and $13,843 of these fees relate to the discontinued operation, respectively.

NOTE 3 – Fair Value Measurements

The Partnership adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$38,557,955	$37,858,706	$38,658,408	$37,957,356

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 4 – Sale of Property

The Partnership is in the process of selling its investments.  Through June 30, 2009, the Partnership sold its limited partnership interest in one Local Partnership (Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnership that is classified as a discontinued operation.  For the three months ended June 30, 2009, there were no properties classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2008, 2301 First Avenue, which was sold during the year ended March 31, 2009, and in order to present comparable results to the three months ended June 30, 2009, was classified as a discontinued operation in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

Three Months Ended June 30,2008
Revenues
Rental income	$242,055
Other	3,312
Total revenue	245,367
Expenses
General and administrative	21,806
General and administrative-related parties (Note 2)	15,093
Repairs and maintenance	22,320
Operating and other	73,142
Insurance	14,000
Interest	20,843
Depreciation and amortization	60,160
Total expenses	227,364
Income from discontinued operation before noncontrolling interest	18,003
Noncontrolling interest in income of subsidiaries from discontinued operation	(187)
Income from discontinued operation	$17,816
Income – limited partners from discontinued operation	$17,637
Number of BACs outstanding	43,440
Income from discontinued operation	$0.40

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Cash flows from Discontinued Operation:

Three Months Ended June 30,2008
Net cash provided by operating activities	$40,642
Net cash used in investing activities	$(374)
Net cash used in financing activities	$(49,629)

NOTE 6 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
In prior years and in 2008, the Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, primarily payable to related parties.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at June 30, 2009 and March 31, 2009 was zero as a result of prior years’ losses and the noncontrolling interests balance was $0 at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $19,000 and $13,000 for the three months ended June 30, 2009 and 2008, respectively.

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

b) Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of June 30, 2009, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $795,179 as of March 31, 2009.

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

e) Other

The Partnership and holders of Beneficial Assignment Certificates (“BACs”) began to recognize Tax Credits with respect to a property when the period of the Partnership’s entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in service) for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $290,438 and $1,999,760 in Tax Credits during the 2008 and 2007 tax years, respectively.  At December 31, 2008, only Mansion Court was required to recapture $489,362 of low-income housing tax credits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of selling its investments.  As of June 30, 2009, the Partnership has sold its limited partnership interest in one Local Partnership (see Note 4).

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2009.

Short-Term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the property level, and sales proceeds.  Such sales proceeds are available to meet the obligations of the Partnership.

During the three months ended June 30, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($28,000).  This decrease was due to repayment of mortgage notes ($100,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($68,000), which exceeded net cash provided by operating activities ($115,000) and a decrease in cash held in escrow relating to investing activities ($25,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($594,000).

During the three months ended June 30, 2009, the Partnership received $46,000 in distributions from operations of the Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,354,659 and $1,311,292, respectively.

Accounts payable as of June 30, 2009 and March 31, 2009, were $984,428 and $902,181, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2009 and March 31, 2009, was $11,032,664 and $10,702,346, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated balance sheets.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $3,719,000 and $3,636,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009, uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6.  Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.  At December 31, 2008, only Mansion Court was required to recapture $489,362 of low-income housing tax credits.

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

Fair Market Valuations

The Partnership adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$38,557,955	$37,858,706	$38,658,408	$37,957,356

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2009.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through June 30, 2009, the Partnership has recorded approximately $1,840,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of June 30, 2009.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2009 and 2008 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operation which is not reflected below (see Note 5).

Rental income increased by approximately 2% for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to an increase in tenant assistance payments, rental rates and occupancies at several Local Partnerships, offset by a decrease in occupancy at one Local Partnership.

Other income increased approximately $23,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to insurance proceeds received resulting from fire damage at one Local Partnership and an increase in late fees and laundry income at a second Local Partnership.

Total expenses remained consistent with an increase of approximately 2% for the three months ended June 30, 2009 as compared to the corresponding period in 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2009.

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

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2009, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s  internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	August 7, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 7, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer