Form 10-Q
period 2009-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2009-11-06
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $28,111,632 and $28,830,729, respectively	$46,947,897	$49,495,584
Cash and cash equivalents	2,903,166	2,920,187
Cash held in escrow	5,209,727	5,154,827
Deferred costs, net of accumulated amortization of $546,702 and $604,510, respectively	472,854	503,291
Other assets	1,220,521	1,192,915
Total assets	$56,754,165	$59,266,804
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$36,394,202	$38,658,408
Accounts payable	1,195,431	902,181
Accrued interest payable	11,371,530	10,702,346
Security deposits payable	393,790	424,241
Due to local general partners and affiliates	2,184,618	2,309,783
Due to general partners and affiliates	6,375,058	6,348,322
Total liabilities	57,914,629	59,345,281
Commitments and contingencies (Note 7)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(1,370,150)	(382,825)
General partners	(107,622)	(102,649)
Independence Tax Credit Plus L.P. III total	(1,477,772)	(485,474)
Noncontrolling interests	317,308	406,997
Total partners’ capital (deficit)	(1,160,464)	(78,477)
Total liabilities and partners’ capital (deficit)	$56,754,165	$59,266,804
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008*	2009	2008*
Revenues
Rental income	$1,583,285	$1,585,166	$3,183,768	$3,149,104
Other income	54,344	83,550	142,691	149,605
Gain on extinguishment of debt (Note 6)	172,373	0	172,373	0
Total revenues	1,810,002	1,668,716	3,498,832	3,298,709
Expenses
General and administrative	454,576	440,885	924,358	924,973
General and administrative-related parties (Note 2)	219,965	208,124	438,982	413,608
Repairs and maintenance	430,405	483,181	793,785	808,163
Operating	198,486	208,181	439,980	447,456
Taxes	91,352	96,580	177,569	178,976
Insurance	114,123	122,181	235,069	242,651
Financial, principally interest	422,380	411,249	853,935	835,694
Depreciation and amortization	556,024	560,532	1,116,467	1,115,106
Total expenses from operations	2,487,311	2,530,913	4,980,145	4,966,627
Loss from operations	(677,309)	(862,197)	(1,481,313)	(1,667,918)
Income from discontinued operations	546,550	11,225	512,387	6,423
Net loss	(130,759)	(850,972)	(968,926)	(1,661,495)
Net loss attributable to noncontrolling interests from operations	64,179	55,198	122,914	130,559
Net income attributable to noncontrolling interests from discontinued operations	(151,626)	(235)	(151,286)	(422)
Net (income) loss attributable to noncontrolling interests	(87,447)	(54,963)	(28,372)	130,137
Net loss attributable to Independence Tax Credit Plus L.P. III	$(218,206)	$(796,009)	$(997,298)	$(1,531,358)
Loss from operations – limited partners	$(606,999)	$(798,929)	$(1,344,815)	$(1,521,985)
Income from discontinued operations – limited partners	390,975	10,880	357,490	5,941
Net loss – limited partners	$(216,024)	$(788,049)	$(987,325)	$(1,516,044)
Number of BACs outstanding	43,440	43,440	43,440	43,440
Loss from operations per BAC	$(13.97)	$(18.39)	$(30.96)	$(35.04)
Income from discontinued operations per BAC	9.00	0.25	8.23	0.14
Net loss per BAC	$(4.97)	$(18.14)	$(22.73)	$(34.90)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2009	$(78,477)	$(382,825)	$(102,649)	$406,997
Net (loss) income – six months ended September 30, 2009	(968,926)	(987,325)	(9,973)	28,372
Distributions	(118,061)	0	0	(118,061)
Contributions – write-off of related party debt	5,000	0	5,000	0
Partners’ (deficit) capital – September 30, 2009	$(1,160,464)	$(1,370,150)	$(107,622)	$317,308

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended September 30,
	2009	2008*

Cash flows from operating activities:
Net loss	$(968,926)	$(1,661,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(638,380)	0
Gain on extinguishment of debt	(172,373)	0
Depreciation and amortization	1,204,852	1,302,702
Increase in accounts payable	314,517	315,612
Increase in accrued interest payable	669,184	657,682
Decrease in security deposit payable	(4,070)	(67,001)
Increase in cash held in escrow	(209,687)	(138,017)
Increase in other assets	(27,606)	(188,426)
(Decrease) increase in due to local general partners and affiliates	(4,137)	73,322
Increase in due to general partner and affiliates	31,736	39,468
Total adjustments	1,164,036	1,995,342
Net cash provided by operating activities	195,110	333,847
Cash flows from investing activities:
Purchase of property and equipment	0	(447)
Proceeds from sale of property	250,000	0
Costs related to sale of property	(59,235)	0
Decrease in cash held in escrow	50,121	47,081
Decrease in due to local general partners and affiliates	(101,028)	(117,673)
Net cash provided by (used in) investing activities	139,858	(71,039)
Cash flows from financing activities:
Repayments of mortgage notes	(213,928)	(305,060)
Decrease in due to local general partners and affiliates	(20,000)	(2,000)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(118,061)	(57,181)
Net cash used in financing activities	(351,989)	(364,241)
Net decrease in cash and cash equivalents	(17,021)	(101,433)
Cash and cash equivalents at beginning of period	2,920,187	1,129,466
Cash and cash equivalents at end of period	$2,903,166	$1,028,033
Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(190,765)	$0
Decrease in property and equipment, net of accumulated depreciation	1,371,465	0
Decrease in deferred costs	1,808	0
Decrease in cash held in escrow	104,666	0
Decrease in accounts payable and other liabilities	(21,268)	0
Decrease in security deposit payable	(26,381)	0
Decrease in mortgage note payable	(1,877,905)	0
Decrease in due to General Partners and affiliates	(5,000)	0
Capital contribution – General Partners	5,000	0

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and nineteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of September 30, 2009, the Partnership has sold its limited partnership interest in two Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30, 2009. All subsidiaries have fiscal quarters ending June 30, 2009.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, income attributable to noncontrolling interests amounted to approximately $87,000 and $28,000 for the three and six months ended September 30, 2009.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  There were no such losses for the three and six months ended September 30, 2008.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2009 and the results of operations for the three and six months ended September 30, 2009 and 2008 and its cash flows for the six months ended September 30, 2009 and 2008.  However, the operating results for the six months ended September 30, 2009 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Partnership for its second quarter reporting.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008*	2009	2008*

Partnership management fees (a)	$84,132	$74,900	$167,632	$156,397
Expense reimbursement (b)	48,324	42,705	96,647	85,410
Local administrative fee (c)	17,277	16,875	34,556	33,750
Total general and administrative-General Partner	149,733	134,480	298,835	275,557
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	70,232	73,644	140,147	138,051
Total general and administrative-related parties	$219,965	$208,124	$438,982	$413,608
*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Local administrative fee (c)	$625	$3,125	$1,250	$6,250
Total general and administrative-General Partner	625	$3,125	$1,250	$6,250
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	0	14,751	0	28,594
Total general and administrative-related parties	$625	$17,876	$1,250	$34,844

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,803,000 and $3,636,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009 uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment the Partnership will not be in a position to meet its obligations.  The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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
September 30, 2009
(Unaudited)

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$36,394,202	$27,312,736	$38,658,408	$27,222,726

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Sale of Property

During the six months ended September 30, 2009, the Partnership sold its limited partnership interests in one Local Partnership.  Through September 30, 2009, the Partnership sold its limited partnership interest in two Local Partnerships (Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On August 26, 2009, the Partnership sold its limited partnership interest in Pacific-East L.P. (“Eastern Parkway”) to an affiliate of the Local General Partner for a sales price of $250,000.  The sale resulted in a gain of approximately $638,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $388,000 at the date of the sale and the $250,000 cash received from the sale.  The sale also resulted in a write-off of operating advances of approximately $1,016,000 owed to the Partnership which are eliminated in consolidation.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $5,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as a discontinued operations.  For the three and six months ended September 30, 2009, Eastern Parkway, which was sold during the six months ended September 30, 2009, was classified as discontinued operation in the consolidated financial statements.  For the three and six months ended September 30, 2008, and in order to present comparable results to the three and six months ended September 30, 2009, Eastern Parkway, which was sold during the six months ended September 30, 2009, and 2301 First Avenue, which was sold during the year ended March 31, 2009, were classified as a discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues
Rental income	$137,368	$318,554	$214,438	$639,370
Other	0	3,919	1,237	7,476
Gain on sale of property	638,380	0	638,380	0
Total revenue	775,748	322,473	854,055	646,846
Expenses
General and administrative	46,161	67,659	68,356	112,687
General and administrative-related parties (Note 2)	625	17,876	1,250	34,844
Repairs and maintenance	20,541	29,571	30,237	58,566
Operating and other	87,544	56,991	122,240	153,589
Insurance	11,000	18,803	17,253	39,532
Taxes	0	1,000	0	1,000
Interest	8,551	25,641	13,947	52,609
Depreciation and amortization	54,776	93,707	88,385	187,596
Total expenses	229,198	311,248	341,668	640,423
Income from discontinued operations before noncontrolling interests	546,550	11,225	512,387	6,423
Noncontrolling interest in income of subsidiaries from discontinued operations	(151,626)	(235)	(151,286)	(422)
Income from discontinued operations	$394,924	$10,990	$361,101	$6,001
Income – limited partners from discontinued operations	$390,975	$10,880	$357,490	$5,941
Number of BACs outstanding	43,440	43,440	43,440	43,440
Income from discontinued operations per BAC	$9.00	$0.25	$8.23	$0.14

Cash flows from Discontinued Operations:

	Six Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$237,347	$70,916
Net cash (used in) provided by investing activities	$(215,467)	$2,141
Net cash provided by (used in) financing activities	$41,109	$(116,585)

NOTE 6 – Gain on Extinguishment of Debt

In June of 2009, BK-10K Partners L.P. (“Knickerbocker”) recognized a gain on extinguishment of debt on its New York City Department of Housing Preservation and Development (“HPD”) Third Mortgage, which had a balance of $172,373 and a construction period interest rate of 0.25% per annum, and subsequent rate of 0%.  No regular payments of principal were required under the HPD mortgage.  The terms included provisions that the HPD mortgage would be canceled and extinguished if Knickerbocker did not default on its first and second mortgages during the first fifteen years of their terms, which Knickerbocker complied with in 2009.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)	Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
In prior years and in 2009, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, primarily payable to related parties.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at September 30, 2009 and March 31, 2009 was zero as a result of prior years’ losses and the noncontrolling interests balance was $0 at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $42,000 and $41,000 for the six months ended September 30, 2009 and 2008, respectively.

During the year ended March 31, 2009, in accordance with ASC 360, Property Plant and Equipment, the Partnership deemed the building of Mansion Court further impaired and wrote it down to its new reduced fair value of approximately $207,000, which resulted in a further loss on impairment of approximately $437,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

b)	Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of September 30, 2009, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $789,866 as of June 30, 2009.

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

e)	Property Management Fees

Property management fees incurred by Local Partnerships amounted to $126,588 and $134,077 and $237,436 and $257,735 for the three and six months ended September 30, 2009 and 2008, respectively.

f)	Other

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

g)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through November 5, 2009, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of selling its investments.  During the six months ended September 30, 2009, the Partnership sold its limited partnership interests in one Local Partnership.  As of September 30, 2009, the Partnership has sold its limited partnership interest in two Local Partnerships (see Note 4).

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2009.

Short-Term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the property level, and sales proceeds.  Such sales proceeds are available to meet the obligations of the Partnership.

During the six months ended September 30, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($17,000).  This decrease was due to repayment of mortgage notes ($214,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($121,000), costs related to sale of property ($59,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($118,000), which exceeded net cash provided by operating activities ($195,000), proceeds from sale of property ($250,000) and a decrease in cash held in escrow relating to investing activities ($50,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($1,205,000), extinguishment of debt ($172,000) and a gain on sale of property of approximately ($638,000).

During the six months ended September 30, 2009 and 2008, the Partnership received $48,000 and $112,000, respectively, in distributions from operations of the Local Partnerships.  Additionally, during the six months ended September 30, 2009 and 2008, the Partnership received approximately $250,000 and $0, respectively, of distributions from the sale of Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses from operations for the three and six months ended September 30, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,288,942 and $1,351,008 and $2,570,761 and $2,602,219, respectively.

Accounts payable as of September 30, 2009 and March 31, 2009, were $1,195,431 and $902,181, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2009 and March 31, 2009, was $11,371,530 and $10,702,346, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated balance sheets.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $3,803,000 and $3,636,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009, uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7.  Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.  At December 31, 2008, only Mansion Court was required to recapture $489,362 of low-income housing tax credits.

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

Mortgage Notes Payable
The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$36,394,202	$27,312,736	$38,658,408	$27,222,726

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through September 30, 2009, the Partnership has recorded approximately $1,840,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of September 30, 2009.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2009 and 2008 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operation which is not reflected below (see Note 5).

Rental income decreased slightly by less than 1% and increased by approximately 1% for the three and six months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008.  The increase for the six month period is primarily due to an increase in tenant assistance payments, rental rates and occupancies at several Local Partnerships, offset by a decrease in occupancy at one Local Partnership.

Other income decreased approximately $29,000 and $7,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to insurance proceeds received during the second quarter of 2008 resulting from fire damage at one Local Partnership offset by insurance proceeds received during the first quarter of 2009 resulting from a broken water pipe damage at a second Local Partnership.

Gain on extinguishment of debt totaled approximately $172,000 for the three and six months ended September 30, 2009 resulting from the extinguishment of a mortgage note at one Local Partnership (see Note 6).

Repairs and maintenance expenses decreased approximately $53,000 for the three months ended September 30, 2009 as compared to the corresponding period in 2008, primarily due to a decrease in security services and contracts in the second quarter of 2009 as compared to the first quarter of 2009 at one Local Partnership and a decrease in building exterior repairs in the second quarter of 2009 as compared to the first quarter of 2009 at a second and third Local Partnership.

Total expenses excluding repairs and maintenance remained consistent with a decrease of approximately 3% and less than 1% for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2009.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	November 6, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 6, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer