Form 10-Q
period 2009-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2010-02-09
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $28,666,340 and $28,830,729, respectively	$46,451,526	$49,495,584
Cash and cash equivalents	2,403,800	2,920,187
Cash held in escrow	5,181,973	5,154,827
Deferred costs, net of accumulated amortization of $566,242 and $604,510, respectively	453,314	503,291
Other assets	1,136,187	1,192,915
Total assets	$55,626,800	$59,266,804
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$36,327,736	$38,658,408
Accounts payable	1,241,899	902,181
Accrued interest payable	11,674,750	10,702,346
Security deposits payable	384,497	424,241
Due to local general partners and affiliates	2,169,768	2,309,783
Due to general partners and affiliates	5,824,665	6,348,322
Total liabilities	57,623,315	59,345,281
Commitments and contingencies (Note 7)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(2,140,142)	(382,825)
General partners	(115,400)	(102,649)
Independence Tax Credit Plus L.P. III total	(2,255,542)	(485,474)
Noncontrolling interests	259,027	406,997
Total partners’ capital (deficit)	(1,996,515)	(78,477)
Total liabilities and partners’ capital (deficit)	$55,626,800	$59,266,804
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Revenues
Rental income	$1,545,386	$1,568,682	$4,729,154	$4,717,786
Other income	54,364	107,388	197,055	256,993
Gain on extinguishment of debt (Note 6)	-	-	172,373	-
Total revenues	1,599,750	1,676,070	5,098,582	4,974,779
Expenses
General and administrative	429,702	403,203	1,354,061	1,328,176
General and administrative-related parties (Note 2)	239,672	219,832	678,653	633,440
Repairs and maintenance	354,184	400,968	1,147,969	1,209,132
Operating	190,771	176,501	630,751	623,957
Taxes	85,113	85,834	262,682	264,810
Insurance	114,797	106,976	349,866	349,627
Financial, principally interest	447,314	441,839	1,301,249	1,277,533
Depreciation and amortization	574,248	549,339	1,690,715	1,664,445
Total expenses from operations	2,435,801	2,384,492	7,415,946	7,351,120
Loss from operations	(836,051)	(708,422)	(2,317,364)	(2,376,341)
Income from discontinued operations	-	735,662	512,387	742,085
Net (loss) income	(836,051)	27,240	(1,804,977)	(1,634,256)
Net loss (income) attributable to noncontrolling interests from operations	58,281	(615,330)	181,195	(484,771)
Net income attributable to noncontrolling interests from discontinued operations	-	(7,862)	(151,286)	(8,284)
Net (income) loss attributable to noncontrolling interests	58,281	(623,192)	29,909	(493,055)
Net loss attributable to Independence Tax Credit Plus L.P. III	$(777,770)	$(595,952)	$(1,775,068)	$(2,127,311)
Loss from operations – limited partners	$(769,992)	$(1,310,514)	$(2,114,807)	$(2,832,501)
Income from discontinued operations – limited partners	-	720,522	357,490	726,463
Net loss – limited partners	$(769,992)	$(589,992)	$(1,757,317)	$(2,106,038)
Number of BACs outstanding	43,440	43,440	43,440	43,440
Loss from operations per BAC	$(17.72)	$(30.17)	$(48.68)	$(65.20)
Income from discontinued operations per BAC	-	16.59	8.23	16.72
Net loss per BAC	$(17.72)	$(13.58)	$(40.45)	$(48.48)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2009	$(78,477)	$(382,825)	$(102,649)	$406,997
Net loss – nine months ended December 31, 2009	(1,804,977)	(1,757,317)	(17,751)	(29,909)
Distributions	(118,061)	0	0	(118,061)
Contributions – write-off of related party debt	5,000	0	5,000	0
Partners’ (deficit) capital – December 31, 2009	$(1,996,515)	$(2,140,142)	$(115,400)	$259,027

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2009	2008*

Cash flows from operating activities:
Net loss	$(1,804,977)	$(1,634,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(638,380)	(692,162)
Gain on extinguishment of debt	(172,373)	0
Depreciation and amortization	1,779,100	1,946,159
Increase in accounts payable	360,984	280,666
Increase in accrued interest payable	972,404	892,847
Decrease in security deposit payable	(13,363)	(79,009)
Increase in cash held in escrow	(198,876)	(70,375)
Decrease (increase) in other assets	56,728	(506,909)
(Decrease) increase in due to local general partners and affiliates	(42,987)	386,473
(Decrease) increase in due to general partner and affiliates	(518,657)	159,915
Total adjustments	1,584,580	2,317,605
Net cash (used in) provided by operating activities	(220,397)	683,349
Cash flows from investing activities:
Purchase of property and equipment	(58,336)	(2,494)
Proceeds from sale of property	250,000	0
Costs related to sale of property	(59,235)	0
Decrease (increase) in cash held in escrow	67,064	(2,068)
Decrease in due to local general partners and affiliates	(101,028)	(117,673)
Net cash provided by (used in) investing activities	98,465	(122,235)
Cash flows from financing activities:
Repayments of mortgage notes	(280,394)	(455,454)
Advances to/repayment of advances to local general partners and affiliates	4,000	(2,000)
Distributions to noncontrolling interests	(118,061)	(126,576)
Net cash used in financing activities	(394,455)	(584,030)
Net decrease in cash and cash equivalents	(516,387)	(22,916)
Cash and cash equivalents at beginning of period	2,920,187	1,129,466
Cash and cash equivalents at end of period	$2,403,800	$1,106,550
Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(190,765)	$0
Decrease in property and equipment, net of accumulated depreciation	1,371,465	2,965,182
Decrease in deferred costs	1,808	112,242
Decrease in prepaid expenses and other assets	0	60,758
Decrease in cash held in escrow	104,666	508,937
Decrease in accounts payable and other liabilities	(21,268)	(204,725)
Decrease in security deposit payable	(26,381)	(13,514)
Decrease in mortgage note payable	(1,877,905)	(4,313,330)
Decrease in due to General Partners and affiliates	(5,000)	192,288
Capital contribution – General Partners	5,000	0

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and nineteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of December 31, 2009, the Partnership has sold its limited partnership interests in two Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31, 2009. All subsidiaries have fiscal quarters ending September 30, 2009.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.  The Partnership’s fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, income attributable to noncontrolling interests amounted to approximately $58,000 and $30,000 for the three and nine months ended December 31, 2009.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $665,000 and $665,000 for the three and nine months ended December 31, 2008, respectively.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2009 and the results of operations for the three and nine months ended December 31, 2009 and 2008 and its cash flows for the nine months ended December 31, 2009 and 2008.  However, the operating results for the nine months ended December 31, 2009 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In January, 2010, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This ASU reports on new disclosure requirements — and clarifications of existing requirements — under ASC Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

In January 2010, the FASB issued under ASC Topic 810, Consolidation, ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective of ASU 2010-02 is to address implementation issues related to changes in ownership provisions. This ASU clarifies that decreases in ownership provisions within ASC Topic 810-10 applies to a) a subsidiary or group of assets that is a business or nonprofit activity, b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture or c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including equity method investee or joint venture).  This ASU clarifies that the decrease in ownership guidance within ASC Topic 810-10 does not apply to the following transactions even if they involve businesses:  a) sales in substance of real estate and b) conveyances of oil and gas mineral rights.  This ASU also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC Topic 810-10.  This ASU is effective in the period in which an entity adopts Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted SFAS160, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  Retrospective application to the first period that an entity adopted SFAS 160 is required.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities un the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Partnership for its second quarter reporting.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

In June 2009, the FASB issued under ASC Topic 810-Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 860 – Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term ”participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*

Partnership management fees (a)	$86,000	$92,325	$253,632	$248,722
Expense reimbursement (b)	64,577	41,308	161,224	126,718
Local administrative fee (c)	17,278	16,875	51,833	50,625
Total general and administrative-General Partner	167,855	150,508	466,689	426,065
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	71,817	69,324	211,964	207,375
Total general and administrative-related parties	$239,672	$219,832	$678,653	$633,440
*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Local administrative fee (c)	$0	$3,125	$1,250	$9,375
Total general and administrative-General Partner	0	3,125	1,250	9,375
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	0	16,819	0	45,413
Total general and administrative-related parties	$0	$19,944	$1,250	$54,788

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $3,889,000 and $3,636,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009 uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment the Partnership will not be in a position to meet its obligations.  The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

As permitted, we chose not to elect the fair value option as prescribed by FASB ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$36,327,736	$26,659,534	$38,658,408	$27,222,726

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 4 – Sale of Property

During the nine months ended December 31, 2009, the Partnership sold its limited partnership interest in one Local Partnership.  Through December 31, 2009, the Partnership has sold its limited partnership interests in two Local Partnerships (Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as a discontinued operations.  For the three and nine months ended December 31, 2009, Eastern Parkway, which was sold during the nine months ended December 31, 2009, was classified as discontinued operation in the consolidated financial statements.  For the three and nine months ended December 31, 2008, and in order to present comparable results to the three and nine months ended December 31, 2009, Eastern Parkway, which was sold during the nine months ended December 31, 2009, and 2301 First Avenue, which was sold during the year ended March 31, 2009, were classified as a discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Revenues
Rental income	$0	$318,796	$214,438	$958,166
Other	0	4,654	1,237	12,130
Gain on sale of property	0	692,162	638,380	692,162
Total revenue	0	1,015,612	854,055	1,662,458
Expenses
General and administrative	0	75,667	68,356	188,354
General and administrative-related parties (Note 2)	0	19,944	1,250	54,788
Repairs and maintenance	0	17,072	30,237	75,638
Operating and other	0	31,167	122,240	184,756
Insurance	0	18,803	17,253	58,335
Taxes	0	931	0	1,931
Interest	0	22,248	13,947	74,857
Depreciation and amortization	0	94,118	88,385	281,714
Total expenses	0	279,950	341,668	920,373
Income from discontinued operations	0	735,662	512,387	742,085
Noncontrolling interest in income of subsidiaries from discontinued operations	0	(7,862)	(151,286)	(8,284)
Income from discontinued operations – Independence Tax Credit Plus LP III	$0	$727,800	$361,101	$733,801
Income – limited partners from discontinued operations	$0	$720,522	$357,490	$726,463
Number of BACs outstanding	43,440	43,440	43,440	43,440
Income from discontinued operations per BAC	$0	$16.59	$8.23	$16.72

Cash flows from Discontinued Operations:

	Nine Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$237,347	$1,665,544
Net cash (used in) provided by investing activities	$(215,467)	$2,734,482
Net cash provided by (used in) financing activities	$41,109	$(4,378,022)

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
December 31, 2009
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

The Partnership’s investment in Mansion Court at December 31, 2009 and March 31, 2009 was zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(353,000) at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $49,000 and $63,000 for the nine months ended December 31, 2009 and 2008, respectively.

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

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of December 31, 2009, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $784,553 as of September 30, 2009.

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

Property management fees incurred by Local Partnerships amounted to $106,654 and $132,151 and $344,090 and $389,886 for the three and nine months ended December 31, 2009 and 2008, respectively.

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

We evaluated all subsequent events from the date of the balance sheet through February 9, 2010, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of selling its investments.  During the nine months ended December 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership.  As of December 31, 2009, the Partnership has sold its limited partnership interests in two Local Partnerships (see Note 4).

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2009.

Short-Term

The Partnership’s primary source of funds is rental revenues, which are fully utilized at the property level, and sales proceeds.  Such sales proceeds, if any, are available to meet the obligations of the Partnership.

During the nine months ended December 31, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased ($516,000).  This decrease was due to net cash used in operating activities ($220,000), repayment of mortgage notes ($280,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($97,000), costs related to sale of property ($59,000), purchase of property and equipment ($58,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($118,000), which exceeded proceeds from sale of property ($250,000) and a decrease in cash held in escrow relating to investing activities ($67,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately ($1,779,000), extinguishment of debt ($172,000) and a gain on sale of property of approximately ($638,000).

During the nine months ended December 31, 2009 and 2008, the Partnership received $48,000 and $119,000, respectively, in distributions from operations of the Local Partnerships.  Additionally, during the nine months ended December 31, 2009 and 2008, the Partnership received approximately $250,000 and $0, respectively, of distributions from the sale of Local Partnerships.  Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions will be set aside as working capital reserves and although likely not sufficient to cover all Partnership expenses, will be used to meet the operating expenses of the Partnership.

Total expenses from operations for the three and nine months ended December 31, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,173,951 and $1,173,483 and $3,744,712 and $3,775,702, respectively.

Accounts payable as of December 31, 2009 and March 31, 2009, were $1,241,899 and $902,181, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2009 and March 31, 2009, was $11,674,750 and $10,702,346, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated balance sheets.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $3,889,000 and $3,636,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2009, uncollectible and as a result, wrote them off in the amount of approximately $286,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

As permitted, we chose not to elect the fair value option as prescribed by FASB ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$36,327,736	$26,659,534	$38,658,408	$27,222,726

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

Through December 31, 2009, the Partnership has recorded approximately $1,840,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of December 31, 2009.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2009 and 2008 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operation which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income decreased by approximately 1% and increased slightly by less than 1% for the three and nine months ended December 31, 2009, respectively, as compared to the corresponding periods in 2008.  The increase for the nine month period is primarily due to an increase in tenant assistance payments, rental rates and occupancies at several Local Partnerships, offset by a decrease in occupancy at two Local Partnerships.

Other income decreased approximately $53,000 and $60,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to insurance proceeds received in the prior year resulting from fire damage at two Local Partnerships and income recognized as a result of writing off intercompany payables in the prior year at a third Local Partnership.

Gain on extinguishment of debt totaled approximately $172,000 for the nine months ended December 31, 2009 resulting from the extinguishment of a mortgage note at one Local Partnership (see Note 6).

Repairs and maintenance expenses decreased approximately $47,000 and $61,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in building exterior repairs and pool maintenance costs at one Local Partnership and decreases in repairs contracts at a second and third Local Partnership.

Total expenses excluding repairs and maintenance remained consistent with an increase of less than 1% for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2009.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Submission of Matters to a Vote of Security Holders. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	February 9, 2010			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 9, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer