Form 10-K
period 2010-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2010-06-25
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K
______________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2009 was $(1,370,000), based on Limited Partner equity as of such date.

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

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98.99% to 99.98%, other than two Local Partnerships.  The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership had originally acquired interests in twenty Local Partnerships.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  As of March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  As of March 31, 2010, approximately $35,051,000 (including approximately $873,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $115,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  Through December 31, 2009, only Mansion Court Phase II Venture was required to recapture $489,362 of low-income housing tax credits.  As of December 31, 2009, all the Local Partnerships have completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2010, the Partnership recorded approximately $26,632,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $28,472,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

There can be no assurance that the Partnership will achieve its investment objectives as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 29% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sale of Underlying Local Partnerships

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  As of March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 31, 2010, the Partnership sold its limited partnership interest in Livingston Manor Urban Renewal Associates, L.P. (“Livingston Manor”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership received approximately $7,000 after the repayment of other liabilities of approximately $13,000.  The sale resulted in a loss of approximately $1,870,000, resulting from the write-off of the basis in the Local Partnership of approximately $1,877,000 at the date of the sale and the $7,000 cash received from the sale.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $324,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

On August 26, 2009, the Partnership sold its limited partnership interest in Pacific-East L.P. (“Eastern Parkway”) to an affiliate of the Local General Partner for a sales price of $250,000.  The Partnership received approximately $191,000 after the repayment of other liabilities of approximately $59,000.  The sale resulted in a gain of approximately $638,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $388,000 at the date of the sale and the $191,000 cash received from the sale, which was recorded during the quarter ended September 30, 2009.  An adjustment to the gain of approximately $(120,000) was recorded during the quarter ended March 31, 2010, resulting in an overall gain of $518,000.  The sale also resulted in a write-off of operating advances of approximately $1,016,000 owed to the Partnership which are eliminated in consolidation.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

Item 1A.  Risk Factors.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in twenty Local Partnerships, all of which have been consolidated for accounting purposes.  Through the year ended March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  Except for the interest in New Zion Apartments, L.P. (“New Zion”) and the Brannon Group, L.C. (“Brannon Group”), the Partnership’s investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

	% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2010	2009	2008	2007	2006

Edward Hotel Limited Partnership
Los Angeles, CA (47)	November 1994	87%	96%	94%	87%	93%

Pacific-East L.P.
Brooklyn, NY (39)	December 1994	(b )	89%	92%	92%	92%

Overtown Development Group, Ltd.
Miami, FL (65)	December 1994	71%	78%	78%	85%	97%

Sumpter Commons Associates, L.P.
Brooklyn, NY (21)	April 1995	100%	100%	100%	100%	100%

Park Housing Limited Partnership
Hartford, CT (30)	May 1995	40%	83%	80%	90%	97%

Livingston Manor Urban Renewal Associates, L.P.
New Brunswick, NJ (50)	June 1995	(b )	98%	100%	100%	100%

Jefferis Square Housing Partnership L.P.
Chester, PA (36)	June 1995	100%	97%	94%	100%	100%

2301 First Avenue Limited Partnership
New York, NY (92)	August 1995	(a )	(a )	98%	99%	97%

Lewis Street L.P.
Buffalo, NY (32)	October 1995	94%	97%	97%	88%	100%

Savannah Park Housing Limited Partnership
Washington, DC (64)	October 1995	84%	86%	94%	97%	97%

Brannon Group, L.C.
Leisure City, FL (80)	December 1995	97%	90%	93%	98%	94%

Mansion Court Phase II Venture
Philadelphia, PA (19)	December 1995	42%	42%	42%	53%	74%

Local Partnership Schedule
(continued)

% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2010	2009	2008	2007	2006

Primm Place Partners, L.P.
St. Louis, MI (128)	December 1995	97%	95%	97%	98%	97%

BK-9-A Partners L.P.
Brooklyn, NY (23)	December 1995	100%	100%	96%	100%	96%

BK-10K Partners L.P.
Brooklyn, NY (21)	December 1995	100%	100%	100%	100%	100%

Aspen-Olive Associates
Philadelphia, PA (22)	October 1996	100%	100%	95%	95%	100%

West Mill Creek Associates III L.P.
Philadelphia, PA (72)	January 1997	94%	97%	96%	100%	99%

Universal Court Associates
Philadelphia, PA (32)	April 1997	91%	100%	100%	100%	100%

New Zion Apartments
Shreveport, LA (100)	November 1997	99%	98%	99%	100%	100%

Dreitzer House
New York, NY (32)	December 1997	100%	100%	100%	99%	100%

(a)  The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(b)  The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2010, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which approximately $3,931,000 have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased must be prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not available in the first year was available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2010, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2010, the Partnership has approximately 2,545 registered holders of an aggregate of 43,440 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2010.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $35,051,000 (including approximately $873,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $115,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2010, the Partnership did not make any advances to the Local Partnerships.

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two local partnerships.  As of March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2010, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $46,000 and $134,000, respectively.  Additionally, during the years ended March 31, 2010 and 2009, the Partnership received approximately $197,000 and $2,200,000, respectively, in net proceeds from the sale of Local Partnerships’ limited partnership interest.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased ($751,000).  This decrease was due to net cash used in operating activities ($482,000), repayment of mortgage notes ($457,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($5,000), costs related to sale of properties ($72,000), purchase of property and equipment ($149,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($115,000), which exceeded proceeds from sale of property ($270,000) and a decrease in cash held in escrow relating to investing activities ($260,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately ($2,330,000), extinguishment of debt ($172,000), a loss on sale of properties of approximately ($1,352,000) and loss on impairment of fixed assets of approximately ($26,632,000).

Total expenses for the year ended March 31, 2010 and 2009, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $5,079,945 and $5,017,424, respectively.

Accounts payable as of March 31, 2010 and 2009 were $955,137 and $902,181, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of March 31, 2010 and 2009 was $11,409,657 and $10,702,346, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, assuming the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership has an unconsolidated working capital reserve of approximately $1,132,000 at March 31, 2010.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,845,000 and $3,636,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2010, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010, uncollectible and as a result, wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other payables included in due to general partners and affiliates are expected to be paid, if at all, from working capital reserves.  The General Partner does not anticipate advancing going forward any operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Through December 31, 2009, only Mansion Court Phase II Venture (“Mansion Court”) was required to recapture $489,362 of low-income housing Tax Credits.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings.  However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in twenty Local Partnerships, all of which, other than Mansion Court, had their Tax Credits fully in place.  As of December 31, 2009, the Credit Periods have expired and the Partnership has met its objective of generating Tax Credits for qualified BACs holders.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Credit Period commenced.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2010 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$33,056,050	$295,166	$4,349,038	$1,954,305	$26,457,541
Land lease obligations (b)	779,240	21,252	42,504	42,504	672,980
Total	$33,835,290	$316,418	$4,391,542	$1,996,809	$27,130,521

(a) The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $70,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

(b) One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Additional rent of $322 per month, up to $100,000, will be paid during the final term to reimburse the District of Columbia Department of Housing and Community Development for site improvement costs. See Item 8, “Financial Statements and Supplementary Data”, Note 12c.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciation cost exceeds estimated fair value.

During the year ended March 31, 2010, the Partnership recorded approximately $26,632,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $28,472,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of March 31, 2010.

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

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items (see Note 2e in Item 8).

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

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

In June 2009, the FASB issued under ASC Topic 860, Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 810, Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2010 and 2009 (the 2009 and 2008 Fiscal Years) excluding the results of its discontinued operation which are not reflected in the following discussion (see Item 8, Note 13).

The net (loss) income for the 2009 and 2008 Fiscal Years aggregated $(31,515,292) and $924,900, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2009, Credit Periods had expired for all properties.

2009 vs. 2008

Rental income increased by approximately 1% for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to an increase in rental rates and tenant assistance payments at several Local Partnerships, offset by a decrease in occupancy at two Local Partnerships.

Loss on impairment of fixed assets amounted to approximately $26,632,000 and $437,000 for the 2009 and 2008 Fiscal Year, respectively.  See Note 4 in Item 8 for detailed discussion on impairments.

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

The Partnership’s investment in Mansion Court at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $1,000 at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $65,000 and $521,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2009, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Mansion Court impaired and wrote it down to its fair value of approximately $207,000, which resulted in a loss on impairment of approximately $437,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

Brannon Group, L.C. (“Keys”)
The financial statements for Keys have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Keys as a going concern.  Keys has obligations maturing in 2011 in the amount of $1,246,798.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.  Keys’ management is currently exploring the options available to meet these obligations.

The Partnership’s investment in Keys at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,307,000) and approximately $254,000, respectively.  Keys’ net loss after noncontrolling interests amounted to approximately $2,333,000 and $205,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2010, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Keys impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $4,382,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable.

Subsidiary Partnerships – Gain on Extinguishment of Debt

During the year ended March 31, 2010, BK-10K Partners L.P. (“Knickerbocker”) recognized a gain on extinguishment of debt on its New York City Department of Housing Preservation and Development (“HPD”) Third Mortgage, which had a balance of $172,373 and a construction period interest rate of 0.25% per annum, and subsequent rate of 0%.  No regular payments of principal were required under the HPD mortgage.  The terms included provisions that the HPD mortgage would be canceled and extinguished if Knickerbocker did not default on its first and second mortgages during the first fifteen years of their terms, which Knickerbocker complied with in 2009.

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

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2010 and 2009	42

	Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009	43

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2010 and 2009	44

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	45

	Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(a Delaware limited partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware limited partnership) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2010 and 2009 (the 2009 and 2008 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for seventeen (2009 Fiscal Year) and eighteen (2008 Fiscal Year) subsidiary partnerships whose losses aggregated $4,927,774 and $3,006,866 for the years ended March 31, 2010 and 2009, respectively, and whose assets constituted 61% and 84% of the Partnership's assets at March 31, 2010 and 2009, presented in the accompanying consolidated financial statements.  The financial statements for sixteen (2009 Fiscal Year) and seventeen (2008 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statement for one (2009 and 2008 Fiscal Years) of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net losses aggregated $4,959,477 (2009 Fiscal Year) and their assets aggregated $1,938,832 at March 31, 2010.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 25, 2010

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (the Partnership) (a California limited partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended.  We also have audited the Partnership's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, and for maintaining effective internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A Partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Edward Hotel Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
February 22, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Pacific-East, L.P.

We have audited the accompanying balance sheet of Pacific-East, L.P., as of August 26, 2009 (immediately after sale of limited partner interest) and the related statements of operations, partners' equity (deficit) and cash flows for the period January 1, 2009 through August 26, 2009 (immediately after sale of limited partner interest). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific-East, L.P., as of August 26, 2009 (immediately after sale of limited partner interest), and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
January 26, 2010

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

/s/ Reznick Group, P.C.
Birmingham, Alabama
April 7, 2009

[SMITH, ORTIZ, GOMEZ AND BUZZI, P.A. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd.  (A Limited Partnership) as of December 31, 2009 and 2008, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended.  These financial statements are the responsibility of Overtown Development Group, Ltd.  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd.  as of December 31, 2009 and 2008, and the results of its operations changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Ortiz, Gomez and Buzzi, P.A.
Miami, Florida
February 4, 2010

[LAWLOR & O'BRIEN, CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2009, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien, Certified Public Accountants
Totowa, New Jersey
February 23, 2010

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of December 31, 2009, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2009, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2009 supplemental information on pages 19 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

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

/s/ Reznick Group, P.C.
Birmingham, Alabama
April 17, 2009

[TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2009 and 2008 and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2009 and 2008 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 12, 2010

[ROMANO & MITCHELL, CHARTERED CERTIFIED PUBLIC ACCOUNTANTS/MANAGEMENT CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Savannah Park Housing Limited Partnership Washington, D.C.

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2009 and 2008 and the related statements of operations, partners' capital and cash flows for the years then ended.  We also have audited Savannah Park Housing Limited Partnership's internal control over financial reporting as of December 31, 2009 and 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting dated February 3, 2010.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

An organization's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An organization's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the organization; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the organization are being made only in accordance with authorizations of management and owners of the organization; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the organization's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Savannah Park Housing Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 and 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Romano & Mitchell, Chartered Certified Public Accountants
Bethesda, Maryland
February 3, 2010

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS

To the Members of
Brannon Group, L.C.:

We have audited the accompanying balance sheets of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2009 and 2008 and the related statements of operations, members' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has obligations maturing on 1/1/11 in the amount of $1,246,798.  If the Company is unable to raqise sufficient funds to meet these obligations, it would raise doubt about the ability of the Company to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C.  as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the financial statements of Brannon Group, L.C.  Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Novogradac & Company LLP
San Francisco, California
March 3, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2009, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2009 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  Furthermore, the Partnership has a net deficiency in partners' equity.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 24, 2010

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
April 6, 2009

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2009, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
April 28, 2010

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
May 7, 2009

[RAINES AND FISCHER LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2009, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
April 28, 2010

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
New York, New York
May 7, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2009 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2009 supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

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
Baltimore, Maryland
March 19, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates as of December 31, 2009, and the related statements of operations, change in Partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2009, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2009 supplemental information on pages 19 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 24, 2010

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
Baltimore, Maryland
March 19, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No.  LA48E000011, as of December 31, 2009, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2009, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 4, 2010 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 4, 2010, on New Zion Apartments Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 23 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 4, 2010
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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 23, 2009
Lead Auditor:  Scott H.  Szeliga, CPA

[O’CONNOR DAVIES MUNNS & DOBBINS, LLP ACCOUNTANTS AND CONSULTANTS LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To The Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheets of Dreitzer Limited Partnership as of December 31, 2009 and 2008, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Dreitzer Limited Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ O’Connor Davies Munn & Dobbins, LLP
New York, New York
February 15, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2010	2009

Property and equipment - at cost, less accumulated depreciation (Notes 2 and 4)	$14,210,626	$49,495,584
Cash and cash equivalents (Notes 2 and 12)	2,168,916	2,920,187
Cash held in escrow (Note 5)	4,709,839	5,154,827
Deferred costs, less accumulated amortization (Notes 2 and 6)	430,299	503,291
Other assets	858,666	1,192,915

Total assets	$22,378,346	$59,266,804

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)	$33,056,050	$38,658,408
Accounts payable	955,138	902,181
Accrued interest payable	11,409,657	10,702,346
Security deposits payable	372,137	424,241
Due to local general partners and affiliates (Note 8)	2,074,690	2,309,783
Due to general partner and affiliates (Note 8)	5,786,301	6,348,322

Total liabilities	53,653,973	59,345,281

Commitments and contingencies (Notes 7, 8 and 12)

Partners’ capital (deficit):
Limited partners (43,440 BACs issued and outstanding) (Note 1)	(28,126,901)	(382,825)
General Partner	(273,217)	(102,649)

Independence Tax Credit Plus L.P. III total	(28,400,118)	(485,474)

Noncontrolling interests (Note 2)	(2,875,509)	406,997

Total partners’ capital (deficit)	(31,275,627)	(78,477)

Total liabilities and partners’ capital (deficit)	$22,378,346	$59,266,804

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009*

Operations:
Revenues
Rental income	$5,950,913	$5,914,065
Other	301,280	302,674
Gain on extinguishment of debt (Note 12)	172,373	0
Total revenues	6,424,566	6,216,739
Expenses
General and administrative	2,114,853	1,950,663
General and administrative-related parties (Note 8)	854,575	829,632
Repairs and maintenance	1,372,247	1,427,181
Operating and other	868,652	853,671
Real estate taxes	304,954	327,607
Insurance	419,239	458,302
Financial, primarily interest	1,748,284	1,715,821
Depreciation and amortization	2,049,365	2,046,114
Loss on impairment of fixed assets (Note 4)	26,632,368	436,836
Total expenses	36,364,537	10,045,827
Loss from operations	(29,939,971)	(3,829,088)
(Loss) income from discontinued operations	(1,575,321)	4,753,988
Net (loss) income	(31,515,292)	924,900
Net loss attributable to noncontrolling interests from operations	2,733,418	241,116
Net loss (income) attributable to noncontrolling interests from discontinued operations	757,555	(2,973,650)
Net loss (income) attributable to noncontrolling interests	3,490,973	(2,732,534)
Net loss attributable to Independence Tax Credit Plus L.P. III	$(28,024,319)	$(1,807,634)
Loss from operations – limited partners	(26,934,488)	(3,552,092)
(Loss) income from discontinued operations – limited partners	(809,588)	1,762,534
Net loss – limited partners	$(27,744,076)	$(1,789,558)
Number of BACs outstanding	43,440	43,440
Loss from operations per BAC	$(620.04)	$(81.77)
(Loss) income from discontinued operation per BAC	(18.64)	40.57
Loss per BAC	$(638.68)	$(41.20)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner	Noncontrolling Interests

Partners’ capital (deficit) – April 1, 2008	$1,203,514	$1,406,733	$(375,820)	$172,601

Net income (loss)	924,900	(1,789,558)	(18,076)	2,732,534

Distributions	(2,498,138)	0	0	(2,498,138)

Contributions – write-off of partnership management fees related to the sold property (Note 8)	286,247	0	286,247	0

Contributions – write-off of related party debt (Note 10)	5,000	0	5,000	0

Partners’ capital (deficit) – March 31, 2009	(78,477)	(382,825)	(102,649)	406,997

Net loss	(31,515,292)	(27,744,076)	(280,243)	(3,490,973)

Distributions	(115,736)	0	0	(115,736)

Contributions – write-off of partnership management fees related to the sold properties (Note 8)	107,175	0	107,175	0

Contributions – write-off of related party debt (Note 10)	326,703	0	2,500	324,203

Partners’ capital (deficit) – March 31, 2010	$(31,275,627)	$(28,126,901)	$(273,217)	$(2,875,509)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss ) income	$(31,515,292)	$924,900
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (Gain) on sale of properties	1,351,902	(5,139,562)
Gain on extinguishment of debt	(172,373)	0
Depreciation and amortization	2,330,446	2,753,922
Loss on impairment of properties	26,632,368	436,836
(Increase) decrease in assets:
Cash held in escrow	(110,344)	186,829
Other assets	314,227	(331,433)
(Decrease) increase in liabilities:
Accounts payable	(25,397)	77,111
Accrued interest	1,064,165	1,036,572
Security deposit payable	(1,013)	(12,171)
Due to local general partners and affiliates	94,302	353,208
Due to general partners and affiliates	(444,846)	536,755

Total adjustments	31,033,437	(101,933)

Net cash (used in) provided by operating activities	(481,855)	822,967

Cash flows from investing activities:
Acquisition of property and equipment	(149,386)	(348,187)
Proceeds from sale of property	270,000	2,200,000
Costs related to sale of property	(72,385)	(211,014)
Decrease in cash held in escrow	259,783	206,682
Increase (decrease) in due to local general partners and affiliates	14,808	(20,445)

Net cash provided by investing activities	322,820	1,827,036

Cash flows from financing activities:
Principal payments of mortgage notes	(456,500)	(4,810,156)
Proceeds from mortgage notes	0	6,775,000
Decrease in due to local general partners and affiliates	(20,000)	(4,926)
Increase in deferred costs	0	(321,062)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(115,736)	(2,498,138)

Net cash used in financing activities	(592,236)	(859,282)

Net (decrease) increase in cash and cash equivalents	(751,271)	1,790,721

Cash and cash equivalents at beginning of year	2,920,187	1,129,466

Cash and cash equivalents at end of year	$2,168,916	$2,920,187

Supplemental disclosure of cash flows information:

Cash paid during the year for interest	$620,457	$721,400
Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(197,615)	$(1,988,986)
Decrease in property and equipment, net of accumulated depreciation	6,536,710	2,913,634
Decrease in deferred costs	7,812	321,064
Decrease in cash held in escrow	295,549	136,547
Decrease in other assets	20,022	78,444
Increase (decrease) in accounts payable and other liabilities	78,353	(68,937)
Decrease in accrued interest payable	(356,854)	0
Decrease in security deposit payable	(51,091)	(81,162)
Decrease in mortgage note payable	(4,973,485)	(6,775,000)
(Decrease) increase in due to Local General Partners and affiliates	(324,203)	324,834
Decrease in due to General Partners and affiliates	(10,000)	(5,000)
Capital contribution – General Partners	2,500	5,000
Increase in capitalization of consolidated subsidiaries attributable to noncontrolling interests	324,204	0
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$107,175	$286,247

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Partnership had originally acquired interests in twenty subsidiary partnerships.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  Through March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

The consolidated financial statements include the accounts of the Partnership and nineteen and twenty subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2010 and 2009, respectively, (the 2009 and 2008 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, losses attributable to noncontrolling interests amounted to approximately $3,491,000 for the year ended March 31, 2010.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $26,000 for the year ended March 31, 2009.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

During the year ended March 31, 2010, the Partnership recorded approximately $26,632,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $28,472,000 as an aggregate loss on impairment of assets or reduction to estimated fair value for one Local Partnership.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of March 31, 2010.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2010	2009*

Interest	$135,882	$161,863
Other	165,398	140,811

Total other revenue	$301,280	$302,674

Other revenues from discontinued operation include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2010	2009*

Interest	$3,399	$7,265
Other	4,779	23,713

Total other revenue	$8,178	$30,978
* Reclassified for comparative purposes.

f)	Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes.  Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them.  The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (See Note 9).

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years.  As of and during the year ended March 31, 2010, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2010, the tax year that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2006 forward.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

i)	Recent Accounting Pronouncements

In January, 2010, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This ASU reports on new disclosure requirements – and clarifications of existing requirements – under ASC Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

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

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

In June 2009, the FASB issued under ASC Topic 860, Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 810, Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value.

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

As permitted, the Partnership chose not to elect the fair value option as prescribed by ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, the Partnership did not elect to fair value any additional items under ASC 825.

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

	At March 31, 2010		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$33,056,050	$13,900,141	$38,658,408	$27,222,726

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

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives from operations are as follows:

	March 31,		Estimated Useful Lives (Years)
	2010	2009

Land	$967,824	$1,099,060	-
Building and improvements	36,831,478	75,616,485	20-40
Furniture and fixtures	1,319,076	1,610,768	5-12
	39,118,378	78,326,313

Less: Accumulated depreciation	(24,907,752)	(28,830,729)

	$14,210,626	$49,495,584

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $1,988,109 and $1,986,858, respectively.

During the years ended March 31, 2010 and 2009, there was a decrease in accumulated depreciation in the amount of $4,667,301 and $3,079,926, respectively, which related to discontinued assets.  In addition, during the years ended March 31, 2010 and 2009, there was a decrease in accumulated depreciation in the amount of $1,520,941 and $49,337, respectively, related to impairments.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2010 and 2009 amounted to $277,157 and $583,352, respectively.

Impairments

During the year ended March 31, 2010, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable trough future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period.  Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $26,632,368 of losses on impairment in the current year.

Impairments recorded for the year ended March 31, 2010 were as follows:

Overtown Development Group, Ltd.	$915,000
Aspen-Olive Associates	2,119,000
Dreitzer House	4,146,000
Edward Hotel Limited Partnership	1,553,952
Westmill Creek Associates III LP	2,371,000
Jefferis Square Housing Partnership L.P.	2,751,945
Lewis Street L.P.	1,307,471
Park Housing Limited Partnership	1,165,000
Sumpter Commons Associates, L.P.	491,000
Brannon Group, L.C.	4,382,000
Savannah Park Housing Limited Partnership	2,192,000
Universal Court Associates	3,238,000
$26,632,368

Impairments recorded for the year ended March 31, 2009 were as follows:

Mansion Court Phase II Venture	$436,836
$436,836

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2010	2009

Purchase price payments*	$115,345	$115,345
Real estate taxes, insurance and other	3,116,942	3,143,379
Reserve for replacements	1,199,487	1,582,860
Tenant security deposits	278,065	313,243

	$4,709,839	$5,154,827

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,
	2010	2009	Period

Financing costs	$1,009,556	$1,107,801	*
Less: Accumulated amortization	(579,257)	(604,510)

	$430,299	$503,291

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2010 and 2009 amounted to $61,256 and $59,256, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2010 and 2009 amounted to $3,924 and $124,456, respectively.

During the 2009 Fiscal Year, there was a decrease in deferred costs and accumulated amortization in the amount of $98,245 and $90,433, respectively, which related to discontinued assets.

NOTE 7 – Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $70,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

Annual principal payment requirements by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2010	$295,166
2011	2,647,356
2012	1,701,682
2013	1,710,425
2014	243,880
Thereafter	26,457,541

$33,056,050

Accrued interest payable as of March 31, 2010 and 2009 was approximately $11,410,000 and 10,702,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The mortgage agreements require monthly deposits to replacement reserves of approximately $14,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

During the year ended March 31, 2010, BK-10K Partners L.P. (“Knickerbocker”) recognized a gain on extinguishment of debt on its New York City Department of Housing Preservation and Development (“HPD”) Third Mortgage, which had a balance of $172,373 and a construction period interest rate of 0.25% per annum, and subsequent rate of 0%.  No regular payments of principal were required under the HPD mortgage.  The terms included provisions that the HPD mortgage would be canceled and extinguished if Knickerbocker did not default on its first and second mortgages during the first fifteen years of their terms, which Knickerbocker complied with in 2009.

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (“Local Partnership Agreements”), the General Partner and its affiliates receive their pro rata shares of profits, losses and Tax Credits.

A) Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”).  The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2010, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which approximately $3,931,000 have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner and other related parties from operations for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009*

Partnership management fees (a)	$316,457	$335,722
Expense reimbursement (b)	213,801	175,041
Local administrative fees (c)	67,355	66,611

Total general and administrative-General Partner	597,613	577,374

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	256,962	252,258
Total general and administrative-related parties	$854,575	$829,632

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009*

Local administrative fees (c)	$5,000	$10,000
Total general and administrative – General Partner	5,000	10,000
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	21,841	80,347
Total general and administrative-related parties	$26,841	$90,347

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,845,000 and $3,636,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2010, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010 uncollectible and as a result, wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $864,000 and $1,480,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $582,000 and $542,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As of March 31, 2010 and March 31, 2009, the Partnership owed the General Partner and its affiliates approximately $85,000 and $297,000, respectively, for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of March 31, 2010, the Partnership owed $9,000 to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.  As of March 31, 2010 and 2009, the amounts payable totaling approximately $401,000 and $393,000, respectively, represent loans made to the subsidiary partnerships by the affiliates of the General Partner.

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	March 31,
	2010	2009

Operating advances	$704,044	$579,057
Development fee payable	817,074	1,125,638
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	202,008	222,008
Management and other operating fees	188,742	220,258

	$2,074,690	$2,309,783

D)  Advances from Partnership to Local Partnerships

As of March 31, 2010, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $878,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation and are included in the line item Due to local general partners and affiliates.  The following table summarizes these advances:

	March 31,
	2010	2009

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Eastern Parkway	0	1,016,321
Sumpter Commons	5,075	5,075

	$878,265	$1,894,586

On August 26, 2009, the Partnership sold its limited partnership interest in Eastern Parkway (see Note 10).  The sale resulted in a write-off of operating advances owed to the Partnership.

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2010.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

	Years Ended March 31,
	2010	2009

Financial statement net loss	$(28,024,319)	$(1,807,634)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(466,514)	(308,517)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(30,466)	22,882
Difference between gain on sale of property recorded for financial statement and income tax reporting purposes	1,661,213	(2,540,098)
Loss on impairment of property for financial reporting purposes not deductible for tax purposes	26,632,368	436,836
Other, including accruals for financial reporting not deductible for tax purposes until paid and losses allocated to minority interests for tax purposes	(2,409,883)	4,107,030
Net loss as shown on the income tax return for the calendar year ended	$(2,637,601)	$(89,501)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2010, the tax basis net assets exceeded the financial statement net assets by approximately $34,630,000 due to depreciation differences, impairments and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  As of March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 31, 2010, the Partnership sold its limited partnership interest in Livingston Manor Urban Renewal Associates, L.P. (“Livingston Manor”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership received approximately $7,000 after the repayment of other liabilities of approximately $13,000.  The sale resulted in a loss of approximately $1,870,000, resulting from the write-off of the basis in the Local Partnership of approximately $1,877,000 at the date of the sale and the $7,000 cash received from the sale.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $324,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

On August 26, 2009, the Partnership sold its limited partnership interest in Pacific-East L.P. (“Eastern Parkway”) to an affiliate of the Local General Partner for a sales price of $250,000.  The Partnership received approximately $191,000 after the repayment of other liabilities of approximately $59,000.  The sale resulted in a gain of approximately $638,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $388,000 at the date of the sale and the $191,000 cash received from the sale, which was recorded during the quarter ended September 30, 2009.  An adjustment to the gain of approximately $(120,000) was recorded during the quarter ended March 31, 2010, resulting in an overall gain of $518,000.  The sale also resulted in a write-off of operating advances of approximately $1,016,000 owed to the Partnership which are eliminated in consolidation.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2010 and 2009.

	Quarter Ended
OPERATIONS	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Revenues	$1,605,083	$1,729,453	$1,519,535	$1,570,495
Operating expenses	(2,371,502)	(2,384,342)	(2,305,900)	(29,302,793)
Loss from operations	(766,419)	(654,889)	(786,365)	(27,732,298)
(Loss) income from discontinued operations	(71,747)	524,130	(49,686)	(1,978,018)
Net loss	(838,166)	(130,759)	(836,051)	(29,710,316)
Net loss attributable to noncontrolling interests from operations	58,360	63,957	57,785	2,553,316
Net loss (income) attributable to noncontrolling interests from discontinued operations	$713	$(151,404)	$496	$907,750
Net loss attributable to Independence Tax Credit Plus L.P. III	$(779,093)	$(218,206)	$(777,770)	$(26,249,250)
Net loss – limited partnership	$(771,302)	$(216,024)	$(769,992)	$(25,986,758)
Loss per weighted average BAC from operations	$(16.14)	$(13.47)	$(16.60)	$(573.83)
(Loss) income per weighted average BAC from discontinued operation	(1.62)	8.49	(1.12)	(24.39)
Net loss per weighted average BAC	$(17.76)	$(4.98)	$(17.72)	$(598.22)

	Quarter Ended
OPERATIONS	June 30, 2008	September 30, 2008*	December 31, 2008*	March 31, 2009*

Revenues	$1,549,578	$1,585,170	$1,590,279	$1,491,712
Operating expenses	(2,305,773)	(2,419,653)	(2,273,100)	(3,047,301)
Loss from operations	(756,195)	(834,483)	(682,821)	(1,555,589)
(Loss) income from discontinued operations	(54,327)	(16,489)	710,060	4,114,744
Net (loss) income	(810,522)	(850,972)	27,239	2,559,155
Net loss (income) attributable to noncontrolling interests from operations	75,360	55,198	(615,329)	725,887
Net loss attributable to noncontrolling interests from discontinued operations	$(187)	$(235)	$(7,862)	$(2,965,366)
Net (loss) income attributable to Independence Tax Credit Plus L.P. III	$(735,349)	$(796,009)	$(595,952)	$319,676
Net (loss) income – limited partnership	$(727,996)	$(788,049)	$(589,992)	$316,479
Loss per weighted average BAC from operations	$(15.52)	$(17.76)	$(29.58)	$(18.91)
(Loss) income per weighted average BAC from discontinued operation	(1.24)	(0.38)	16.00	26.19
Net (loss) income per weighted average BAC	$(16.76)	$(18.14)	$(13.58)	$7.28

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12 – Commitments and Contingencies

a)  Going Concern Consideration

At March 31, 2010, the Partnership’s liabilities exceeded assets by $31,275,627 and for the 2009 year incurred a net loss of $31,515,292, including loss on sale of properties of $1,351,902 and loss on impairment of properties of $26,632,368.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $3,845,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $107,000 of such management fees.

All of the mortgage payable balance of $33,056,050 and the accrued interest payable balance of $11,409,657 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,132,000 at March 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $115,000 for the year ended March 31, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Subsidiary Partnerships – Going Concerns and Uncertainties

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

The Partnership’s investment in Mansion Court at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $1,000 at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $65,000 and $521,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2009, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Mansion Court impaired and wrote it down to its fair value of approximately $207,000, which resulted in a loss on impairment of approximately $437,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

Brannon Group, L.C. (“Keys”)
The financial statements for Keys have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Keys as a going concern.  Keys has obligations maturing in 2011 in the amount of $1,246,798.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.  Keys’ management is currently exploring the options available to meet these obligations.

The Partnership’s investment in Keys at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,307,000) and approximately $254,000, respectively.  Keys’ net loss after noncontrolling interests amounted to approximately $2,333,000 and $205,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2010, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Keys impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $4,382,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

c)  Subsidiary Partnerships – Gain on Extinguishment of Debt

During the year ended March 31, 2010, BK-10K Partners L.P. (“Knickerbocker”) recognized a gain on extinguishment of debt on its New York City Department of Housing Preservation and Development (“HPD”) Third Mortgage, which had a balance of $172,373 and a construction period interest rate of 0.25% per annum, and subsequent rate of 0%.  No regular payments of principal were required under the HPD mortgage.  The terms included provisions that the HPD mortgage would be canceled and extinguished if Knickerbocker did not default on its first and second mortgages during the first fifteen years of their terms, which Knickerbocker complied with in 2009.

d)  Leases

Savannah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449.  Estimated future minimum payments due under the terms of the lease are as follows:

December 31,	Amount
2010	$21,252
2011	21,252
2012	21,252
2013	21,252
2014	21,252
Thereafter	672,980
$779,240

As of December 31, 2009, the lease agreement was current.  For the years ended December 31, 2009 and 2008, $21,252 and $21,252, respectively, have been paid under the terms of the lease and $0 and $0, respectively, remained payable.

e)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. Uninsured cash and cash equivalents approximated $614,000 at March 31, 2010.

f)  Property Management Fees

Property management fees incurred by Local Partnerships amounted to $456,453 and $515,438 for the years ended March 31, 2010 and 2009, respectively.  Of these fees, $278,803 and $332,605 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $21,841 and $80,347 of fees relating to discontinued operations.

g)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

h)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the property was leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2009, all the Local Partnerships have completed their Credit Periods.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 29% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

i)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through June 25, 2010, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

NOTE 13 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2010, Eastern Parkway and Livingston Manor, which were sold during the year, were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2009, in order to present comparable results to the year ended March 31, 2010, Eastern Parkway and Livingston Manor, which were sold during the year ended March 31, 2010 and 2301 First Avenue, which was sold during the year ended March 31, 2009, were classified as discontinued operations in the consolidated statements of operations.

Consolidated Statement of Discontinued Operations:

	Years Ended March 31,
	2010	2009*

Revenues
Rental income	$540,611	$1,560,851
Other (Note 2)	8,178	30,978
(Loss) gain on sale of properties (Note 10)	(1,351,902)	5,139,562
Total revenues	(803,113)	6,731,391
Expenses
General and administrative	162,156	321,075
General and administrative-related parties (Note 8)	26,841	90,347
Repairs and maintenance	73,339	166,129
Taxes	33,002	33,497
Operating and other	111,368	455,683
Insurance	43,466	89,790
Financial, primarily interest	40,955	113,074
Depreciation and amortization	281,081	707,808
Total expenses	772,208	1,977,403
(Loss) income from discontinued operations	(1,575,321)	4,753,988
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	757,555	(2,973,650)
(Loss) income from discontinued operations – Independence Tax Credit Plus L.P. III	$(817,766)	$1,780,338
(Loss) income – limited partners from discontinued operations	$(809,588)	$1,762,534
Number of BACs outstanding	43,440	43,440
(Loss) income from discontinued operations	$(18.64)	$40.57

*	Reclassified for comparative purposes.

	Years Ended March 31,
	2010	2009*

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	$(317,993)	$2,013,847
Net cash provided by investing activities	$567,255	$2,560,627
Net cash used in financing activities	$(355,737)	$(4,498,796)

*	Reclassified for comparative purposes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

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

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2010.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation (“RIAI III”).  The Partnership’s affairs are managed and controlled by the General Partner.  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers.  However, Centerline Holding Company (“Centerline”), the ultimate parent of the General Partner, has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of RIAI III is set forth below.

Name	Position

Robert A. Pace	Chief Financial Officer
Andrew J. Weil	President and Chief Executive Officer

ROBERT A. PACE, 37, is the Chief Financial Officer of RIAI III and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ANDREW J. WEIL, 39, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group and the Chief Executive Officer of Centerline Financial, Centerline’s Credit Risk Products Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services.  However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay annual partnership management fees, nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, distributions of adjusted cash from operations and cash from sales or refinancings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets.  See Note 8 in Item 8 above, which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates III L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution – directly owned	100%

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 28, 2010, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the general partner of the General Partner and (iii) the executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	3,242.94	(2)	7.5%

J. Michael Fried	3,242.94	(2)(3)	7.5%

Alan P. Hirmes	3,242.94	(2)(3)	7.5%

Stuart J. Boesky	3,242.94	(2)(3)	7.5%

Stephen M. Ross	3,242.94	(2)(3)	7.5%

Marc D. Schnitzer	3,242.94	(2)(3)	7.5%

Denise L. Kiley	3,242.94	(2)(3)	7.5%

Robert A. Pace	-		-

Andrew J. Weil	-		-

All directors and executive officers of the general partner of the Related General Partner as a group (nine persons)	3,242.94	(2)	7.5%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)
As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. (“Lehigh III”) and Lehigh Tax Credit Partners, Inc. on January 25, 1999 with the Securities and Exchange Commission (the “Commission”).

(3)	Each own only an economic interest.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2010 and 2009 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $57,000 and $56,000, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns was $9,400 for the year ended December 31, 2008.  For the year ended December 31, 2009, the Partnership’s annual tax returns were prepared by the Partnership’s tax department.

All Other Fees
None

The Partnership is not required to have, and does not have, a standalone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2010 and 2009	42

	Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009	43

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2010 and 2009	44

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	45

	Notes to Consolidated Financial Statements	46

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	67

	Schedule I - Condensed Financial Information of Registrant	68

	Schedule III - Real Estate and Accumulated Depreciation	71

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	64

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	* Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

Item 15.	Exhibits and Financial Statement Schedules (continued).

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Edward Hotel Limited Partnership	CA
Overtown Development Group, Ltd.	FL
Sumpter Commons Associates, L.P.	NY
Park Housing Limited Partnership	CT
Jefferis Square Housing Partnership, L.P.	PA
Lewis Street Limited Partnership	NY
Savannah Park Housing Limited Partnership	DC
Brannon Group, L.C.	FL
Mansion Court Phase II Venture	PA
Primm Place Partners, L.P.	MI
BK-9-A Partners L.P.	NY
BK-10K Partners L.P.	NY
Aspen-Olive Associates	PA
West Mill Creek Associates, III L.P.	PA
Universal Court Associates	PA
New Zion Apartments	LA
Dreitzer House	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	June 25, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 25, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence Associates III Inc.	June 25, 2010

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Related Independence Associates III Inc.	June 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 25, 2010 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2009 and 2008 Fiscal Years and Schedule III as of March 31, 2010.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net losses aggregated $4,959,477 (2009 Fiscal Year) and their assets aggregated $1,938,832 at March 31, 2010.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 25, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2010	2009

Cash and cash equivalents	$1,136,520	$2,024,463
Investment in subsidiary partnerships	1,305,061	9,200,215
Cash held in escrow	115,345	115,345
Other assets	47	1,244

Total assets	$2,556,973	$11,341,267

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$4,803,251	$5,412,826
Other liabilities	9,649	0

Total liabilities	4,812,900	5,412,826

Partners’ (deficit) capital	(2,255,927)	5,928,441

Total liabilities and partners’ capital	$2,556,973	$11,341,267

Investment in subsidiary partnerships is recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009

Revenues

Other income	$4,926	$4,565

Total revenues	4,926	4,565

Expenses

Administrative and management	114,682	131,028
Administrative and management - related parties	530,258	510,763

Total expenses	644,940	641,791

Losses from operations	(640,014)	(637,226)

Equity in loss of subsidiary partnerships*	(6,299,627)	(4,329,830)

(Loss) gain on sale of investment in subsidiary partnership	(1,351,902)	5,139,562

Distribution income of subsidiary partnerships in excess of investments	0	14,886

Net income (loss)	$(8,291,543)	$187,392
* Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(356,332) and $(3,090,495) for 2010 and 2009, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009

Cash flows from operating activities:

Net (loss) income	$(8,291,543)	$187,392

Adjustments to reconcile net loss to net cash used in operating activities:

Loss (gain) on sale of investment in subsidiary partnership	1,351,902	(5,139,562)
Distribution income from subsidiary partnerships in excess of investments	0	(14,886)
Equity in loss of subsidiary partnerships	6,299,627	4,379,830
Decrease (increase) in other assets	1,197	(963)
(Decrease) increase in liabilities:
Due to general partners and affiliates	(502,400)	217,996
Other liabilities	(62,736)	(4,549)

Total adjustments	7,087,590	(562,134)

Net cash used in operating activities	(1,203,953)	(374,742)

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership	270,000	2,200,000
Proceeds due from subsidiary partnerships	0	17,500
Distributions from subsidiary partnerships	46,010	133,884

Net cash provided by investing activities	316,010	2,351,384

Net (decrease) increase in cash and cash equivalents	(887,943)	1,976,642

Cash and cash equivalents, beginning of year	2,024,463	47,821

Cash and cash equivalents, end of year	$1,136,520	$2,024,463

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

Edward Hotel Limited Partnership
Los Angeles, CA	$(2,399,459)	$275,000	$591,240	$(468,754)	$281,123	$116,363	$397,486	$31,706	1994-95	Nov. 1994	27.5	years
Pacific East, L.P. (d)
Brooklyn, NY		1,950	3,125,584						1994-95	Dec. 1994	27.5	years
Overtown Development Group, Ltd.	0)			(3,127,534)	0	0	0	0
Miami, FL	(1,328,412)	52,284	2,627,099	(657,170)	58,408	1,963,805	2,022,213	1,089,602	1994-95	Dec. 1994	40	years
Sumpter Commons Associates, L.P.	(1,162,742)	500	1,862,916	(437,233)	3,673	1,422,510	1,426,183	995,891	1995-96	Apr. 1995	27.5	years
Park Housing Limited Partnership	(801,020)	5,000	2,343,351	(1,084,051)	8,173	1,256,127	1,264,300	1,163,947	1995-96	May 1995	27.5	years
Livingston Manor Urban Renewal Associates, L.P. (d)	0	119,988	7,047,532	(7,167,520)	0	0	0	0	1995-96	June 1995	15-40	years
Jefferis Square Housing Partnership, L.P.	(1,900,000)	55,158	0	1,801,351	39,347	1,817,162	1,856,509	1,671,565	1995-96	June 1995	20 - 40	years
2301 First Avenue Limited Partnership (c)	0	64,350	5,818,269	(5,819,155)	0	0	0	0	1995-96	Aug. 1995	27.5	years
Lewis Street Limited Partnership	(1,600,000)	7,000	0	1,589,610	10,173	1,586,437	1,596,610	1,421,845	1995-96	Oct. 1995	27.5	years
Savannah Park Housing Limited Partnership	(485,891)	0	2,049,888	(7,769)	3,173	2,031,737	2,034,910	1,638,079	1995-96	Oct. 1995	27.5	years
Brannon Group, L.C.	(4,257,088)	380,000	2,598,402	1,184,331	383,173	3,779,560	4,162,733	2,587,715	1995-96	Dec. 1995	40	years
Independence Tax Credit Fund L.P. (Mansion Court Phase II Venture and Aspen Olive Associates Consolidated)	(2,510,527)	1,732	339,661	1,692,428	5,123	2,036,107	2,041,230	1,469,448	1995-96	Dec. 1995	20 - 40	years
Primm Place Partners, L.P.	(4,579,394)	168,258	0	6,990,956	67,577	7,091,437	7,090,014	2,316,082	1995-96	Dec. 1995	10 - 40	years
BK-9-A Partners L.P.	(1,943,499)	0	1,517,313	56,847	3,173	1,570,987	1,574,160	589,872	1995-96	Dec. 1995	40	years
BK-10K Partners L.P.	(697,127)	11,000	1,637,762	99,356	14,176	1,733,942	1,748,118	645,029	1995-96	Dec. 1995	40	years
Westmill Creek Associates III L.P.	(2,771,527)	37,031	6,922,563	(2,294,276)	37,649	4,627,669	4,665,318	3,747,302	1997-98	Dec. 1996	27.5	years
Universal Court Associates	(1,650,000)	31,024	279,220	1,305,919	31,642	1,584,521	1,616,163	1,482,277	1997-98	Apr. 1997	20-40	years
New Zion Apartments	(694,364)	20,000	2,688,770	72,598	20,618	2,760,750	2,781,368	1,325,514	1997-98	Nov. 1997	15 - 27.5	years
Dreitzer House	(4,275,000)	5	0	2,772,058	623	2,771,440	2,772,063	2,731,878	1997-99	Dec. 1997	27.5	years
Less discontinued operation and dispositions	0	(186,288)	(15,991,385)	16,114,209	0	0	0	0

	$(33,056,050)	$1,043,992	$25,458,185	$12,616,201	$967,824	$38,150,554	$39,118,378	$24,907,752

(a)   Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)   Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 – 12 years.
(c)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009.
(d)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Year Ended March 31,
	2010	2009	2010	2009

Balance at beginning of period	$78,326,313	$84,460,270	$28,830,729	$29,392,193
Additions during period:
Improvements	149,386	348,187
Depreciation expense			2,265,266	2,570,210
Reductions during period:
Discontinued operation, dispositions and impairment loss	(39,357,321)	(6,482,144)	(6,188,243)	(3,131,674)

Balance at close of period	$39,118,378	$78,326,313	$24,907,752	$28,830,729

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