Form 10-Q
period 2010-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2010-08-12
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $25,069,790 and $24,907,752, respectively	$14,049,588	$14,210,626
Cash and cash equivalents	1,965,333	2,168,916
Cash held in escrow	4,541,834	4,709,839
Deferred costs, net of accumulated amortization of $594,130 and $579,257, respectively	415,426	430,299
Other assets	1,078,036	858,666
Total assets	$22,050,217	$22,378,346
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$32,959,839	$33,056,050
Accounts payable	1,243,964	955,138
Accrued interest payable	11,767,058	11,409,657
Security deposits payable	375,687	372,137
Due to local general partners and affiliates	1,573,559	2,074,690
Due to general partners and affiliates	5,869,176	5,786,301
Total liabilities	53,789,283	53,653,973
Commitments and contingencies (Note 6)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(28,577,653)	(28,126,901)
General partners	(277,770)	(273,217)
Independence Tax Credit Plus L.P. III total	(28,855,423)	(28,400,118)
Noncontrolling interests	(2,883,643)	(2,875,509)
Total partners’ capital (deficit)	(31,739,066)	(31,275,627)
Total liabilities and partners’ capital (deficit)	$22,050,217	$22,378,346
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2010	2009*
Revenues
Rental income	$1,557,021	$1,517,948
Other income	42,353	87,135
Total revenues	1,599,374	1,605,083
Expenses
General and administrative	493,491	453,279
General and administrative-related parties (Note 2)	207,395	212,842
Repairs and maintenance	347,359	344,896
Operating	214,091	232,968
Taxes	78,630	78,128
Insurance	109,375	115,370
Financial, principally interest	435,561	424,855
Depreciation and amortization	176,911	509,164
Total expenses from operations	2,062,813	2,371,502
Loss from operations	(463,439)	(766,419)
Loss from discontinued operations	0	(71,748)
Net loss	(463,439)	(838,167)
Net loss attributable to noncontrolling interests from operations	8,134	58,361
Net loss attributable to noncontrolling interests from discontinued operations	0	714
Net loss attributable to noncontrolling interests	8,134	59,075
Net loss attributable to Independence Tax Credit Plus L.P. III	$(455,305)	$(779,092)
Loss from operations – limited partners	$(450,752)	$(700,977)
Loss from discontinued operations – limited partners	0	(70,324)
Net loss – limited partners	$(450,752)	$(771,301)
Number of BACs outstanding	43,440	43,440
Loss from operations per BAC	$(10.38)	$(16.13)
Loss from discontinued operations per BAC	0	(1.62)
Net loss per BAC	$(10.38)	$(17.75)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2010	$(31,275,627)	$(28,126,901)	$(273,217)	$(2,875,509)
Net loss – three months ended June 30, 2010	(463,439)	(450,752)	(4,553)	(8,134)
Partners’ (deficit) capital – June 30, 2010	$(31,739,066)	$(28,577,653)	$(277,770)	$(2,883,643)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(463,439)	$(838,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of property	42,454	0
Depreciation and amortization	176,911	594,052
Increase in accounts payable	246,372	82,247
Increase in accrued interest payable	357,401	330,318
Increase in security deposit payable	3,550	9,870
Decrease (increase) in cash held in escrow	172,410	(37,527)
Increase in other assets	(219,370)	(144,512)
(Decrease) increase in due to local general partners and affiliates	(270,229)	42,399
Increase in due to general partner and affiliates	82,875	76,422
Total adjustments	592,374	953,269
Net cash provided by operating activities	128,935	115,102
Cash flows from investing activities:
Purchase of property and equipment	(1,000)	0
(Increase) decrease in cash held in escrow	(4,405)	24,754
Decrease in due to local general partners and affiliates	(115,836)	0
Net cash (used in) provided by investing activities	(121,241)	24,754
Cash flows from financing activities:
Repayments of mortgage notes	(96,211)	(100,453)
Repayment of advances to local general partners and affiliates	(115,066)	0
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(67,830)
Net cash used in financing activities	(211,277)	(168,283)
Net decrease in cash and cash equivalents	(203,583)	(28,427)
Cash and cash equivalents at beginning of period	2,168,916	2,920,187
Cash and cash equivalents at end of period	$1,965,333	$2,891,760

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and eighteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of June 30, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30, 2010. All subsidiaries have fiscal quarters ending March 31, 2010.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.  The Partnership’s fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $8,000 and $59,000 for the three months ended June 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2010 and the results of operations and its cash flows for the three months ended June 30, 2010 and 2009.  However, the operating results and cash flows for the three months ended June 30, 2010 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In February, 2010, the FASB issued under Topic 855, Subsequent Events, ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”. This ASU addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.   This ASU is effective for interim or annual periods ending after June 15, 2010.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009*

Partnership management fees (a)	$72,500	$83,500
Expense reimbursement (b)	52,577	48,324
Local administrative fee (c)	16,839	16,653
Total general and administrative-General Partner	141,916	148,477
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	65,479	64,365
Total general and administrative-related parties	$207,395	$212,842
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009*

Local administrative fee (c)	$0	$1,250
Total general and administrative-General Partner	0	1,250
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	5,177	5,550
Total general and administrative-related parties	$5,177	$6,800
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,918,000 and $3,845,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $864,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $592,000 and $582,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.  As of June 30, 2010 and March 31, 2010, the Partnership owed $9,000 to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.

As of June 30, 2010 and March 31, 2010, the Partnership owed the General Partner and its affiliates approximately $85,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.  Affiliates of the General Partner have also made loans to certain subsidiary partnerships.  As of June 30, 2010 and March 31, 2010, the amounts payable totaling approximately $401,000 represent loans made to the subsidiary partnerships by the affiliates of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	June 30, 2010	March 31, 2010

Operating advances	$437,767	$704,044
Development fee payable	701,238	817,074
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	86,942	202,008
Management and other operating fees	184,790	188,742

	$1,573,559	$2,074,690

C)  Advances from Partnership to Local Partnerships

As of June 30, 2010 and March 31, 2010, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $878,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation and are included in the line item Due to local general partners and affiliates.  The following table summarizes these advances:

	June 30, 2010	March 31, 2010

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Sumpter Commons	5,075	5,075

	$878,265	$878,265

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$32,959,839	$14,044,441	$33,056,050	$13,900,141

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  As of March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 31, 2010, the Partnership sold its limited partnership interest in Livingston Manor Urban Renewal Associates, L.P. (“Livingston Manor”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership received approximately $7,000 after the repayment of other liabilities of approximately $13,000.  The sale resulted in a loss of approximately $1,870,000, resulting from the write-off of the basis in the Local Partnership of approximately $1,877,000 at the date of the sale and the $7,000 cash received from the sale, which was recorded during the year ended March 31, 2010.  An adjustment to the loss of approximately $42,000 was recorded during the quarter ended June 30, 2010, resulting in an overall loss of approximately $1,912,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $324,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2010, Livingston Manor, which was sold during the three months ended March 31, 2010, was classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2009, Eastern Parkway, which was sold during the year ended March 31, 2010, and Livingston Manor, in order to present comparable results to the three months ended June 30, 2010, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2010	2009*
Revenues
Rental income	$83,308	$159,605
Other	1,842	2,449
Loss on sale of property (Note 4)	(42,454)	-
Total revenue	42,696	162,054
Expenses
General and administrative	24,009	38,699
General and administrative-related parties (Note 2)	5,177	6,800
Repairs and maintenance	10,389	28,180
Operating and other	2,789	43,221
Insurance	332	11,829
Taxes	-	8,088
Interest	-	12,096
Depreciation and amortization	-	84,889
Total expenses	42,696	233,802
Loss from discontinued operations	-	(71,748)
Noncontrolling interest in loss of subsidiaries from discontinued operations	-	714
Loss from discontinued operations – Independence Tax Credit Plus LP III	$-	$(71,034)
Loss — limited partners from discontinued operations	$-	$(70,324)
Loss of BACs outstanding	43,440	43,440
Loss from discontinued operations per BAC	$-	$(1.62)

*	Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Three months Ended June 30,
	2010	2009*
Net cash used in operating activities	$-	$(22,771)
Net cash provided by investing activities	$-	$39,143
Net cash used in financing activities	$-	$(24,310)

*	Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2010, the Partnership’s liabilities exceeded assets by $31,739,066 and for the three months ended June 30, 2010 incurred a net loss of $463,439, including loss on sale of properties of $42,454.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $3,918,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $107,000 of such management fees.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

All of the mortgage payable balance of $32,959,839 and the accrued interest payable balance of $11,767,058 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,044,000 at June 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $52,000 for the three months ended June 30, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)
In prior years and in 2010, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at June 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $1,000 at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $21,000 and $19,000 for the three months ended June 30, 2010 and 2009, respectively.

Brannon Group, L.C. (“Keys”)

Keys has obligations maturing in 2011 in the amount of $1,246,798.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.  Keys’ management is currently exploring the options available to meet these obligations.

The Partnership’s investment in Keys at June 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,325,000) and approximately $(2,307,000), respectively.  Keys’ net loss after noncontrolling interests amounted to approximately $17,000 and $50,000 for the three months ended June 30, 2010 and 2009, respectively.

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

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of June 30, 2010, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $773,927 as of March 31, 2010.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

e)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

f)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or the U.S. Department of Housing and Urban Development (“HUD”) based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

g)	Property Management Fees

Property management fees incurred by Local Partnerships amounted to $128,466 and $110,848 for the three months ended June 30, 2010 and 2009, respectively.  Of these fees, $70,657 and $69,915 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $5,177 and $5,550 of fees relating to discontinued operations.

h)	Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the property was leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2009, all the Local Partnerships had completed their Credit Periods.

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

i)	Subsequent Events

There were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  As of March 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $2,000 and $46,000, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the three months ended June 30, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $204,000.  This decrease was due to principal payments of mortgage notes ($96,000), purchases of property and equipment ($1,000), an increase in cash held in escrow relating to investing activities ($4,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($231,000), which exceeded cash provided by operating activities ($129,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $177,000 and loss on sale of property of approximately $42,000.

Total expenses for the three months ended June 30, 2010 and 2009, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $1,242,946 and $1,224,641, respectively.

Accounts payable as of June 30, 2010 and March 31, 2010 were $1,243,964 and $955,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of June 30, 2010 and March 31, 2010 was $11,767,058 and $11,409,657, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, assuming the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership has an unconsolidated working capital reserve of approximately $1,044,000 at June 30, 2010.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,918,000 and $3,845,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a in Item 1.

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Through March 31, 2010, only Mansion Court Phase II Venture (“Mansion Court”) was required to recapture $489,362 of low-income housing Tax Credits.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2010.

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

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$32,959,839	$14,044,441	$33,056,050	$13,900,141

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2010.

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

Through June 30, 2010, the Partnership has recorded approximately $28,472,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of June 30, 2010.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2010 and 2009 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 3% for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to an increase in rental rates, tenant assistance payments and occupancies at several Local Partnerships.

Other income decreased approximately $45,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to insurance proceeds received in the prior year resulting from a water pipe damage at one Local Partnership and a decrease in interest income due to lower reserve balances at a second Local Partnership.

Total expenses excluding depreciation and amortization remained consistent with an increase of approximately 1% for the three months ended June 30, 2010 as compared to the corresponding period in 2009.

Depreciation and amortization expense decreased approximately $332,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at twelve Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2010.

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

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2010, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	August 12, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 12, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer