Form 10-Q
period 2010-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2010-11-12
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $25,232,393 and $24,907,752, respectively	$13,889,548	$14,210,626
Cash and cash equivalents	1,814,312	2,168,916
Cash held in escrow	4,600,405	4,709,839
Deferred costs, net of accumulated amortization of $608,385 and $579,257, respectively	401,171	430,299
Other assets	1,115,288	858,666
Total assets	$21,820,724	$22,378,346
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$32,885,543	$33,056,050
Accounts payable	1,243,538	955,138
Accrued interest payable	12,112,364	11,409,657
Security deposits payable	377,571	372,137
Due to local general partners and affiliates	1,624,853	2,074,690
Due to general partners and affiliates	5,918,444	5,786,301
Total liabilities	54,162,313	53,653,973
Commitments and contingencies (Note 6)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(29,047,209)	(28,126,901)
General partners	(282,513)	(273,217)
Independence Tax Credit Plus L.P. III total	(29,329,722)	(28,400,118)
Noncontrolling interests	(3,011,867)	(2,875,509)
Total partners’ capital (deficit)	(32,341,589)	(31,275,627)
Total liabilities and partners’ capital (deficit)	$21,820,724	$22,378,346
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*

Revenues
Rental income	$1,540,738	$1,503,010	$3,097,759	$3,020,958
Other income	67,556	54,070	109,909	141,205
Gain on extinguishment of debt (Note 6)	0	172,373	0	172,373
Total revenues	1,608,294	1,729,453	3,207,668	3,334,536
Expenses
General and administrative	613,166	558,544	1,122,448	1,032,369
General and administrative-related parties (Note 2)	193,188	213,792	400,583	426,634
Repairs and maintenance	269,367	296,117	600,935	620,467
Operating	245,130	191,646	459,221	424,614
Taxes	74,392	83,264	153,022	161,392
Insurance	105,247	108,547	214,622	223,917
Financial, principally interest	431,098	415,680	866,659	840,535
Depreciation and amortization	176,858	516,752	353,769	1,025,916
Total expenses from operations	2,108,446	2,384,342	4,171,259	4,755,844
Loss from operations	(500,152)	(654,889)	(963,591)	(1,421,308)
Income from discontinued operations	0	524,130	0	452,382
Net loss	(500,152)	(130,759)	(963,591)	(968,926)
Net loss attributable to noncontrolling interests from operations	25,853	63,957	33,987	122,318
Net income attributable to noncontrolling interests from discontinued operations	0	(151,404)	0	(150,690)
Net loss (income) attributable to noncontrolling interests	25,853	(87,447)	33,987	(28,372)
Net (loss) attributable to Independence Tax Credit Plus L.P. III	$(474,299)	$(218,206)	$(929,604)	$(997,298)
Loss from operations – limited partners	$(469,556)	$(585,023)	$(920,308)	$(1,286,000)
Income from discontinued operations – limited partners	0	368,999	0	298,675
Net loss – limited partners	$(469,556)	$(216,024)	$(920,308)	$(987,325)
Number of BACs outstanding	43,440	43,440	43,440	43,440
Loss from operations per BAC	$(10.81)	$(13.47)	$(21.19)	$(29.60)
Income from discontinued operations per BAC	0	8.50	0	6.87
Net loss per BAC	$(10.81)	$(4.97)	$(21.19)	$(22.73)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2010	$(31,275,627)	$(28,126,901)	$(273,217)	$(2,875,509)
Net loss – six months ended September 30, 2010	(963,591)	(920,308)	(9,296)	(33,987)
Distributions	(102,371)	0	0	(102,371)
Partners’ (deficit) capital – September 30, 2010	$(32,341,589)	$(29,047,209)	$(282,513)	$(3,011,867)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(963,591)	$(968,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on sale of property	42,454	(638,380)
Gain on extinguishment of debt	0	(172,373)
Depreciation and amortization	353,769	1,204,852
Increase in accounts payable	245,946	314,517
Increase in accrued interest payable	702,707	669,184
Increase (decrease) in security deposit payable	5,434	(4,070)
Decrease (increase) in cash held in escrow	163,691	(209,687)
Increase in other assets	(256,622)	(27,606)
Decrease in due to local general partners and affiliates	(206,935)	(4,137)
Increase in due to general partner and affiliates	132,143	31,736
Total adjustments	1,182,587	1,164,036
Net cash provided by operating activities	218,996	195,110
Cash flows from investing activities:
Purchase of property and equipment	(3,563)	0
Proceeds from sale of property	0	250,000
Costs related to sale of property	0	(59,235)
(Increase) decrease in cash held in escrow	(54,257)	50,121
Decrease in due to local general partners and affiliates	(115,836)	(101,028)
Net cash (used in) provided by investing activities	(173,656)	139,858
Cash flows from financing activities:
Repayments of mortgage notes	(170,507)	(213,928)
Decrease in due to local general partners and affiliates	(127,066)	(20,000)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(102,371)	(118,061)
Net cash used in financing activities	(399,944)	(351,989)
Net decrease in cash and cash equivalents	(354,604)	(17,021)
Cash and cash equivalents at beginning of period	2,168,916	2,920,187
Cash and cash equivalents at end of period	$1,814,312	$2,903,166
Summarized below are the components of the (loss) gain on sale of property:
Proceeds from sale of property – net	$0	$(190,765)
Decrease in property and equipment, net of accumulated depreciation	0	1,371,465
Decrease in deferred costs	0	1,808
Decrease in cash held in escrow	0	104,666
Decrease in accounts payable and other liabilities	42,454	(21,268)
Decrease in security deposit payable	0	(26,381)
Decrease in mortgage note payable	0	(1,877,905)
Decrease in due to General Partners and affiliates	0	(5,000)
Capital contribution – General Partners	0	5,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and eighteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of September 30, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30, 2010.  All subsidiaries have fiscal quarters ending June 30, 2010.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss (income) income attributable to noncontrolling interests amounted to approximately $26,000 and $(87,000) and $34,000 and $(28,000) for the three and six months ended September 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2010 and the results of operations for the three and six months ended September 30, 2010 and 2009 and its cash flows for the six months ended September 30, 2010 and 2009.  However, the operating results and cash flows for the six months ended September 30, 2010 may not be indicative of the results for the year.

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

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*

Partnership management fees (a)	$57,618	$84,132	$130,118	$167,632
Expense reimbursement (b)	52,577	48,323	105,154	96,647
Local administrative fee (c)	16,839	16,653	33,678	33,306
Total general and administrative-General Partner	127,034	149,108	268,950	297,585
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	66,154	64,684	131,633	129,049
Total general and administrative-related parties	$193,188	$213,792	$400,583	$426,634
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Local administrative fee (c)	$0	$1,250	$0	$2,500
Total general and administrative-General Partner	0	1,250	0	2,500
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	0	5,548	5,177	11,098
Total general and administrative-related parties	$0	$6,798	$5,177	$13,598
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,975,000 and $3,845,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $864,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $585,000 and $582,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.  As of September 30, 2010 and March 31, 2010, the Partnership owed $2,000 to Independence SLP III L.P. for the fees it received from one Local Partnership on its behalf.

As of September 30, 2010 and March 31, 2010, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $85,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of September 30, 2010 and March 31, 2010, the Partnership owed Centerline Corporate Partners V LP, an affiliate of the General Partner, approximately $142,000 and the General Partner approximately $259,000 for advances made to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payment of these operating advances has been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner and its affiliates does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of September 30, 2010, the Partnership is owed approximately $6,000 for an expense inadvertently paid by the Partnership on behalf of Centerline Corporate Partners XVIII LP, an affiliate of the General Partner.  This amount was repaid in November 2010.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	September 30, 2010	March 31, 2010

Operating advances	$501,149	$704,044
Development fee payable	701,238	817,074
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	74,942	202,008
Management and other operating fees	184,702	188,742

	$1,624,853	$2,074,690

C)  Advances from Partnership to Local Partnerships

As of September 30, 2010 and March 31, 2010, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $878,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation and are included in the line item Due to local general partners and affiliates.  The following table summarizes these advances:

	September 30, 2010	March 31, 2010

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Sumpter Commons	5,075	5,075

	$878,265	$878,265

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$32,885,543	$14,486,348	$33,056,050	$13,900,141

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  As of September 30, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2010, Livingston Manor, which was sold on March 31, 2010, was classified as discontinued operations in the consolidated financial statements.  For the three and six months ended September 30, 2009, Eastern Parkway, which was sold during the year ended March 31, 2010, and Livingston Manor, in order to present comparable results to the three and six months ended September 30, 2010, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Revenues
Rental income	$0	$217,643	$83,308	$377,248
Other	0	274	1,842	2,723
Gain (loss) on sale of property (Note 4)	0	638,380	(42,454)	638,380
Total revenue	0	856,297	42,696	1,018,351
Expenses	0
General and administrative	0	64,421	24,009	103,120
General and administrative-related parties (Note 2)	0	6,798	5,177	13,598
Repairs and maintenance	0	32,600	10,389	60,780
Operating and other	0	94,385	2,789	137,606
Insurance	0	16,576	332	28,405
Taxes	0	8,089	0	16,177
Interest	0	15,251	0	27,347
Depreciation and amortization	0	94,047	0	178,936
Total expenses	0	332,167	42,696	565,969
Income from discontinued operations	0	524,130	0	452,382
Noncontrolling interest in income of subsidiaries from discontinued operations	0	(151,404)	0	(150,690)
Income from discontinued operations – Independence Tax Credit Plus LP III	$0	$372,726	$0	$301,692
Income — limited partners from discontinued operations	$0	$368,999	$0	$298,675
Income of BACs outstanding	43,440	43,440	43,440	43,440
Income from discontinued operations per BAC	$0	$8.50	$0	$6.87

*	Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Six months Ended September 30,
	2010	2009*
Net cash provided by operating activities	$0	$427,951
Net cash provided by investing activities	$0	$1,438,450
Net cash used in financing activities	$0	$(1,915,398)

*	Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2010, the Partnership’s liabilities exceeded assets by $32,341,589 and for the six months ended September 30, 2010 incurred a net loss of $963,591, including loss on sale of properties of $42,454.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $3,975,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $107,000 of such management fees.

All of the mortgage payable balance of $32,885,543 and the accrued interest payable balance of $12,112,364 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,029,000 at September 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $86,000 for the six months ended September 30, 2010.

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

The Partnership’s investment in Mansion Court at September 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $(164,000) at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $30,000 and $42,000 for the six months ended September 30, 2010 and 2009, respectively.

Brannon Group, L.C. (“Keys”)

Keys has obligations maturing in 2011 in the amount of $1,246,798.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.  Keys’ management is currently exploring the options available to meet these obligations.

The Partnership’s investment in Keys at September 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,354,000) and approximately $(2,307,000), respectively.  Keys’ net loss after noncontrolling interests amounted to approximately $43,000 and $100,000 for the six months ended September 30, 2010 and 2009, respectively.

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
September 30, 2010
(Unaudited)

d)	Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of September 30, 2010, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $768,614 as of June 30, 2010.

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

Property management fees incurred by Local Partnerships amounted to $124,231 and $126,588 and $237,724 and $237,436 for the three and six months ended September 30, 2010 and 2009, respectively.  Of these fees, $66,154 and $70,232 and $136,810 and $140,147 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $0 and $5,548 and $5,177 and $11,098 of fees relating to discontinued operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  As of September 30, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the six months ended September 30, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $91,000 and $48,000, respectively.  Additionally, during the six months ended September 30, 2010 and 2009, the Partnership received approximately $0 and $250,000, respectively, of distributions from the sale of Local Partnerships.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the six months ended September 30, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $355,000.  This decrease was due to principal payments of mortgage notes ($171,000), purchases of property and equipment ($4,000), an increase in cash held in escrow relating to investing activities ($54,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($243,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($102,000), which exceeded cash provided by operating activities ($219,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $354,000 and loss on sale of property of approximately $42,000.

Total expenses for the three and six months ended September 30, 2010 and 2009, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $1,307,302 and $1,238,118 and $2,550,248 and $2,462,759, respectively.

Accounts payable as of September 30, 2010 and March 31, 2010 were $1,243,538 and $955,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of September 30, 2010 and March 31, 2010 was $12,112,364 and $11,409,657, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,029,000 at September 30, 2010.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,975,000 and $3,845,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other payables included in due to general partners and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate advancing going forward any operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$32,885,543	$14,486,348	$33,056,050	$13,900,141

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

Through September 30, 2010, the Partnership has recorded approximately $28,472,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of September 30, 2010.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2010 and 2009 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 3% for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to an increase in rental rates, tenant assistance payments and occupancies at several Local Partnerships.

Other income increased (decreased) approximately $13,000 and $(31,000) for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009.  The three month increase is primarily due to a tax refund received at one Local Partnership.  The six month decrease is primarily due to insurance proceeds received in the prior year resulting from a water pipe damage at one Local Partnership and a decrease in interest income due to lower reserve balances at a second Local Partnership.

Total expenses excluding operating expenses and depreciation and amortization remained consistent with an increase of approximately 1% and less than 1%  for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009.

Operating expenses increased approximately $53,000 and $35,000 for the three and six  months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to an overall increase in utility costs at the Local Partnerships.

Depreciation and amortization expense decreased approximately $340,000 and $672,000 for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at twelve Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	November 12, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 12, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer