Form 10-Q
period 2010-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2011-02-09
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-24650

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Exact name of registrant as specified in its charter)

Delaware	13-3746339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 317-5700
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $23,717,349 and $24,907,752, respectively	$13,548,083	$14,210,626
Cash and cash equivalents	1,699,332	2,168,916
Cash held in escrow	4,875,476	4,709,839
Deferred costs, net of accumulated amortization of $598,799 and $579,257, respectively	380,821	430,299
Other assets	1,143,252	858,666
Total assets	$21,646,964	$22,378,346
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating Liabilities
Mortgage notes payable	$30,901,027	$33,056,050
Accounts payable	1,184,694	955,138
Accrued interest payable	9,222,571	11,409,657
Security deposits payable	358,450	372,137
Due to local general partners and affiliates	1,899,775	2,074,690
Due to general partners and affiliates	5,951,359	5,786,301
Total liabilities	49,517,876	53,653,973
Commitments and contingencies (Note 6)
Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(24,642,382)	(28,126,901)
General partners	(225,519)	(273,217)
Independence Tax Credit Plus L.P. III total	(24,867,901)	(28,400,118)
Noncontrolling interests	(3,003,011)	(2,875,509)
Total partners’ capital (deficit)	(27,870,912)	(31,275,627)
Total liabilities and partners’ capital (deficit)	$21,646,964	$22,378,346
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*

Revenues
Rental income	$1,435,480	$1,401,306	$4,399,973	$4,295,318
Other income	47,920	52,214	154,988	189,894
Gain on extinguishment of debt (Note 6)	0	0	0	172,373
Total revenues	1,483,400	1,453,520	4,554,961	4,657,585
Expenses
General and administrative	423,824	464,131	1,490,014	1,493,401
General and administrative-related parties (Note 2)	167,618	223,467	553,094	635,674
Repairs and maintenance	283,240	266,914	860,700	824,916
Operating	180,641	169,871	628,484	581,956
Taxes	69,274	75,939	209,340	218,890
Insurance	95,850	106,331	303,384	324,467
Financial, principally interest	355,844	364,706	1,052,248	1,053,424
Depreciation and amortization	174,588	473,934	523,608	1,440,012
Total expenses from operations	1,750,879	2,145,293	5,620,872	6,572,740
Loss from operations	(267,479)	(691,773)	(1,065,911)	(1,915,155)
Income (loss) from discontinued operations	4,725,656	(144,278)	4,560,497	110,178
Net income (loss)	4,458,177	(836,051)	3,494,586	(1,804,977)
Net loss attributable to noncontrolling interests from operations	25,294	56,835	57,624	177,164
Net (income) loss attributable to noncontrolling interests from discontinued operations	(34,151)	1,446	(32,493)	(147,255)
Net (income) loss attributable to noncontrolling interests	(8,857)	58,281	25,131	29,909
Net income (loss) attributable to Independence Tax Credit Plus L.P. III	$4,449,320	$(777,770)	$3,519,717	$(1,775,068)
Loss from operations – limited partners	$(239,763)	$(628,588)	$(998,204)	$(1,720,611)
Income (loss) from discontinued operations – limited partners	4,644,590	(141,404)	4,482,723	(36,706)
Net income (loss) – limited partners	$4,404,827	$(769,992)	$3,484,519	$(1,757,317)
Number of BACs outstanding	43,440	43,440	43,440	43,440
Loss from operations per BAC	$(5.52)	$(14.47)	$(22.98)	$(39.61)
Income (loss) from discontinued operations per BAC	106.92	(3.25)	103.19	(0.84)
Net income (loss) per BAC	$101.40	$(17.72)	$80.21	$(40.45)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2010	$(31,275,627)	$(28,126,901)	$(273,217)	$(2,875,509)
Net income (loss) – nine months ended December 31, 2010	3,494,586	3,484,519	35,198	(25,131)
Contribution – write-off of related party debt	12,500	0	12,500	0
Distributions	(102,371)	0	0	(102,371)
Partners’ (deficit) capital – December 31, 2010	$(27,870,912)	$(24,642,382)	$(225,519)	$(3,003,011)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$3,494,586	$(1,804,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property	(4,789,772)	(638,380)
Gain on extinguishment of debt	0	(172,373)
Depreciation and amortization	530,731	1,779,100
Increase in accounts payable	237,801	360,984
Increase in accrued interest payable	966,240	972,404
Increase (decrease) in security deposit payable	5,370	(13,363)
Increase in cash held in escrow	(180,308)	(198,876)
(Increase) decrease in other assets	(348,101)	56,728
Increase (decrease) in due to local general partners and affiliates	87,987	(42,987)
Increase (decrease) in due to general partner and affiliates	197,558	(518,657)
Total adjustments	(3,292,494)	1,584,580
Net cash provided by (used in) operating activities	202,092	(220,397)
Cash flows from investing activities:
Purchase of property and equipment	(3,563)	(58,336)
Proceeds from sale of property	25,000	250,000
Costs related to sale of property	(22,804)	(59,235)
(Increase) decrease in cash held in escrow	(55,013)	67,064
Decrease in due to local general partners and affiliates	(110,836)	(101,028)
Net cash (used in) provided by investing activities	(167,216)	98,465
Cash flows from financing activities:
Repayments of mortgage notes	(255,023)	(280,394)
Repayment of advances/advances to local general partners and affiliates	(147,066)	4,000
Distributions to noncontrolling interests	(102,371)	(118,061)
Net cash used in financing activities	(504,460)	(394,455)
Net decrease in cash and cash equivalents	(469,584)	(516,387)
Cash and cash equivalents at beginning of period	2,168,916	2,920,187
Cash and cash equivalents at end of period	$1,699,332	$2,403,800
Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(2,196)	$(190,765)
Decrease in property and equipment, net of accumulated depreciation	179,068	1,371,465
Decrease in deferred costs	5,785	1,808
Decrease in prepaid expenses and other assets	63,515	0
Decrease in cash held in escrow	69,685	104,666
Decrease in accounts payable and other liabilities	(8,246)	(21,268)
Decrease in accrued interest payable	(3,153,326)	0
Decrease in security deposit payable	(19,057)	(26,381)
Decrease in mortgage note payable	(1,900,000)	(1,877,905)
Decrease in due to local general partners and affiliates	(5,000)	0
Decrease in due to General Partners and affiliates	(32,500)	(5,000)
Capital contribution – General Partners	12,500	5,000

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and eighteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  During the nine months ended December 31, 2010, the Partnership sold its limited partnership interest in one Local Partnership.  As of December 31, 2010, the Partnership has sold its limited partnership interests in four Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31, 2010.  All subsidiaries have fiscal quarters ending September 30, 2010.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.  The Partnership’s fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss income attributable to noncontrolling interests amounted to approximately $(9,000) and $58,000 and $25,000 and $30,000 for the three and nine months ended December 31, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2010 and the results of operations for the three and nine months ended December 31, 2010 and 2009 and its cash flows for the nine months ended December 31, 2010 and 2009.  However, the operating results and cash flows for the nine months ended December 31, 2010 may not be indicative of the results for the year.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009*	2010	2009*

Partnership management fees (a)	$54,325	$86,000	$184,443	$253,632
Expense reimbursement (b)	38,955	64,577	144,109	161,224
Local administrative fee (c)	16,214	15,403	48,642	47,458
Total general and administrative-General Partner	109,494	165,980	377,194	462,314
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	58,124	57,487	175,900	173,360
Total general and administrative-related parties	$167,618	$223,467	$553,094	$635,674
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Local administrative fee (c)	$625	$1,875	$1,875	$5,625
Total general and administrative-General Partner	625	1,875	1,875	5,625
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	6,531	14,330	25,566	38,604
Total general and administrative-related parties	$7,156	$16,205	$27,441	$44,229
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $4,029,000 and $3,845,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $860,000 and $864,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $555,000 and $582,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.  As of December 31, 2010 and March 31, 2010, the Partnership owed $20,000 and $2,000, respectively, to Independence SLP III L.P. for the fees it received from one Local Partnership on its behalf.

As of December 31, 2010 and March 31, 2010, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of December 31, 2010 and March 31, 2010, the Partnership owed Centerline Corporate Partners V LP, an affiliate of the General Partner, approximately $142,000 and the General Partner approximately $259,000 for advances made to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payment of these operating advances has been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner and its affiliates do not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	December 31, 2010	March 31, 2010

Operating advances	$798,071	$704,044
Development fee payable	701,238	817,074
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	54,942	202,008
Management and other operating fees	182,702	188,742

	$1,899,775	$2,074,690

C)  Advances from Partnership to Local Partnerships

As of December 31, 2010 and March 31, 2010, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $878,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation and are included in the line item Due to local general partners and affiliates.  The following table summarizes these advances:

	December 31, 2010	March 31, 2010

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Sumpter Commons	5,075	5,075

	$878,265	$878,265

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$30,901,027	$14,917,983	$33,056,050	$13,900,141

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the nine months ended December 31, 2010, the Partnership sold its limited partnership interest in one Local Partnership.  As of December 31, 2010, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2010, the Partnership sold its limited partnership interest in Jefferis Square Housing Partnership L.P. (“Jefferis”) to an affiliate of the Local General Partner for a sales price of $25,000.  The Partnership received approximately $2,000 after the repayment of other liabilities of approximately $23,000.  The sale resulted in a gain of approximately $4,832,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $4,830,000 at the date of the sale and the $2,000 cash received from the sale, which was recorded during the quarter ended December 31, 2010.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $12,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2010, Jefferis Square, which was sold during the nine months ended December 31, 2010, and Livingston Manor, which was sold on March 31, 2010, were classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2009, Eastern Parkway, which was sold during the year ended March 31, 2010, and Jefferies Square and Livingston Manor, in order to present comparable results to the three and nine months ended December 31, 2010, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009* *	2010	2009*
Revenues
Rental income	$66,747	$144,080	$283,321	$648,274
Other	1,032	2,150	5,715	8,398
Gain (loss) on sale of property (Note 4)	4,832,226	0	4,789,772	638,380
Total revenue	4,900,005	146,230	5,078,808	1,295,052
Expenses
General and administrative	25,879	22,309	106,145	156,596
General and administrative-related parties (Note 2)	7,156	16,205	27,441	44,229
Repairs and maintenance	38,522	30,532	72,386	125,710
Operating and other	8,187	20,900	22,354	171,035
Insurance	627	8,466	8,047	42,652
Taxes	6,477	9,174	19,433	43,792
Interest	85,127	82,608	255,382	261,772
Depreciation and amortization	2,374	100,314	7,123	339,088
Total expenses	174,349	290,508	518,311	1,184,874
Income (loss) from discontinued operations	4,725,656	(144,278)	4,560,497	110,178
Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(34,151)	1,446	(32,493)	(147,255)
Income (loss) from discontinued operations – Independence Tax Credit Plus LP III	$4,691,505	$(142,832)	$4,528,004	$(37,077)
Income (loss) — limited partners from discontinued operations	$4,644,590	$(141,404)	$4,482,723	$(36,706)
Income of BACs outstanding	43,440	43,440	43,440	43,440
Income (loss) from discontinued operations per BAC	$106.92	$(3.25)	$103.19	$(0.84)

*	Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Nine months Ended September 30,
	2010	2009*
Net cash (used in) provided by operating activities	$(15,850)	$520,737
Net cash (used in) provided by investing activities	$(7,817)	$1,378,568
Net cash provided by (used in) financing activities	$1,246	$(1,915,398)

*	Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2010, the Partnership’s liabilities exceeded assets by $27,870,912.  This factor raises substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $4,029,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $107,000 of such management fees.

All of the mortgage payable balance of $30,901,027 and the accrued interest payable balance of $9,222,571 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $993,000 at December 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $92,000 for the nine months ended December 31, 2010.

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

The Partnership’s investment in Mansion Court at December 31, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $(164,000) at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $47,000 and $49,000 for the nine months ended December 31, 2010 and 2009, respectively.

Brannon Group, L.C. (“Keys”)

Keys has obligations that matured on January 1, 2011 in the amount of $1,246,798.  This fact raises substantial doubt about its ability to continue as a going concern.  Keys’ management is currently exploring the options available to meet these obligations.

The Partnership’s investment in Keys at December 31, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,383,000) and approximately $(2,307,000), respectively.  Keys’ net loss after noncontrolling interests amounted to approximately $70,000 and $145,000 for the nine months ended December 31, 2010 and 2009, respectively.

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
December 31, 2010
(Unaudited)

d)	Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of December 31, 2010, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $763,301 as of September 30, 2010.

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

Property management fees incurred by Local Partnerships amounted to $92,591 and $106,654 and $330,315 and $344,090 for the three and nine months ended December 31, 2010 and 2009, respectively.  Of these fees, $64,656 and $71,817 and $201,466 and $211,964 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $6,531 and $14,330 and $25,566 and $38,604 of fees relating to discontinued operations.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 31% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

i)	Subsequent Events

There were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  During the nine months ended December 31, 2010, the Partnership sold its limited partnership interest in one Local Partnership.  As of December 31, 2010, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the nine months ended December 31, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $91,000 and $48,000, respectively.  Additionally, during the nine months ended December 31, 2010 and 2009, the Partnership received approximately $25,000 and $250,000, respectively, of distributions from the sale of Local Partnerships.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the nine months ended December 31, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $470,000.  This decrease was due to principal payments of mortgage notes ($255,000), purchases of property and equipment ($4,000), costs related to sale of property ($23,000), an increase in cash held in escrow relating to investing activities ($55,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($258,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($102,000), which exceeded cash provided by operating activities ($202,000) and proceeds from sale of property ($25,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $531,000 and gain on sale of property of approximately $4,790,000.

Total expenses for the three and nine months ended December 31, 2010 and 2009, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $1,052,829 and $1,083,186 and $3,491,922 and $3,443,630, respectively.

Accounts payable as of December 31, 2010 and March 31, 2010 were $1,184,694 and $955,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of December 31, 2010 and March 31, 2010 was $9,222,571 and $11,409,657, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $993,000 at December 31, 2010.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $4,029,000 and $3,845,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2010, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $107,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2010.

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

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$30,901,027	$14,917,983	$33,056,050	$13,900,141

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

Through December 31, 2010, the Partnership has recorded approximately $28,472,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of December 31, 2010.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2010 and 2009 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 2% for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to an increase in rental rates, tenant assistance payments and occupancies at several Local Partnerships.

Other income decreased approximately $4,000 and $35,000 for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to insurance proceeds received in the prior year resulting from a water pipe damage at one Local Partnership and a decrease in interest income due to lower reserve balances at a second Local Partnership.

Total expenses excluding general and administrative-related parties expense and depreciation and amortization expense remained consistent with a decrease of approximately 3% and an increase of approximately 1% for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009.

Depreciation and amortization expense decreased approximately $299,000 and $916,000 for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at twelve Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}.

	+	Filed herewith.

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	February 9, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 9, 2011			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer