Form 10-K
period 2011-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2011-06-27
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2010 was $(29,047,000), based on Limited Partner equity as of such date.

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

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98.99% to 99.98%, other than two Local Partnerships.  The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership had originally acquired interests in twenty Local Partnerships.  During the year ended March 31, 2011, the Partnership sold its limited partnership interests in one Local Partnership.  As of March 31, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  As of March 31, 2011, approximately $35,051,000 (including approximately $873,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $115,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2011, the Partnership recorded approximately $1,878,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2011, the Partnership has recorded approximately $30,350,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally has not had any adverse impact on the fair value of the Local Partnerships.

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

Sale of Underlying Local Partnerships

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the year ended March 31, 2011, the Partnership sold its limited partnership interests in one Local Partnership.  As of March 31, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2010, the Partnership sold its limited partnership interest in Jefferis Square Housing Partnership L.P. (“Jefferis”) to an affiliate of the Local General Partner for a sales price of $25,000.  The Partnership received approximately $2,000 after the repayment of other liabilities of approximately $23,000.  The sale resulted in a gain of approximately $4,832,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $4,830,000 at the date of the sale and the $2,000 cash received from the sale, which was recorded during the quarter ended December 31, 2010.  An adjustment to the gain of approximately $196,000 was recorded during the quarter ended March 31, 2011, resulting in an overall gain of $5,028,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $12,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On March 31, 2010, the Partnership sold its limited partnership interest in Livingston Manor Urban Renewal Associates, L.P. (“Livingston Manor”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership received approximately $7,000 after the repayment of other liabilities of approximately $13,000.  The sale resulted in a loss of approximately $1,870,000, resulting from the write-off of the basis in the Local Partnership of approximately $1,877,000 at the date of the sale and the $7,000 cash received from the sale which was recorded during the year ended March 31, 2010.  An adjustment to the loss of approximately $42,000 was recorded during the quarter ended June 30, 2010, resulting in an overall loss of approximately $1,912,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $324,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in twenty Local Partnerships, all of which have been consolidated for accounting purposes.  During the year ended March 31, 2011, the Partnership has sold its limited partnership interests in one Local Partnership.  As of March 31, 2011, the Partnership has sold its limited partnership interests in four local partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  Except for the interest in New Zion Apartments, L.P. (“New Zion”) and the Brannon Group, L.C. (“Brannon Group”), the Partnership’s investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership’s investment in Brannon Group represents 53.85% of the partnership interests in the Local Partnership (the other 46.14% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

	% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2011	2010	2009	2008	2007

Edward Hotel Limited Partnership
Los Angeles, CA (47)	November 1994	94%	87%	96%	94%	87%

Pacific-East L.P.
Brooklyn, NY (39)	December 1994	(b )	(b )	89%	92%	92%

Overtown Development Group, Ltd.
Miami, FL (65)	December 1994	95%	71%	78%	78%	85%

Sumpter Commons Associates, L.P.
Brooklyn, NY (21)	April 1995	100%	100%	100%	100%	100%

Park Housing Limited Partnership
Hartford, CT (30)	May 1995	77%	40%	83%	80%	90%

Livingston Manor Urban Renewal Associates, L.P.
New Brunswick, NJ (50)	June 1995	(b )	(b )	98%	100%	100%

Jefferis Square Housing Partnership L.P.
Chester, PA (36)	June 1995	(c )	100%	97%	94%	100%

2301 First Avenue Limited Partnership
New York, NY (92)	August 1995	(a )	(a )	(a )	98%	99%

Lewis Street L.P.
Buffalo, NY (32)	October 1995	90%	94%	97%	97%	88%

Savannah Park Housing Limited Partnership
Washington, DC (64)	October 1995	83%	84%	86%	94%	97%

Local Partnership Schedule

% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2011	2010	2009	2008	2007

Brannon Group, L.C.
Leisure City, FL (80)	December 1995	100%	97%	90%	93%	98%

Mansion Court Phase II Venture
Philadelphia, PA (19)	December 1995	5%	42%	42%	42%	53%

Primm Place Partners, L.P.
St. Louis, MI (128)	December 1995	98%	97%	95%	97%	98%

BK-9-A Partners L.P.
Brooklyn, NY (23)	December 1995	96%	100%	100%	96%	100%

BK-10K Partners L.P.
Brooklyn, NY (21)	December 1995	100%	100%	100%	100%	100%

Aspen-Olive Associates
Philadelphia, PA (22)	October 1996	95%	100%	100%	95%	95%

West Mill Creek Associates III L.P.
Philadelphia, PA (72)	January 1997	100%	94%	97%	96%	100%

Universal Court Associates
Philadelphia, PA (32)	April 1997	91%	91%	100%	100%	100%

New Zion Apartments
Shreveport, LA (100)	November 1997	99%	99%	98%	99%	100%

Dreitzer House
New York, NY (32)	December 1997	100%	100%	100%	100%	99%

(a)The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(b)The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(c)The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2011, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which approximately $3,931,000 have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex were available for a ten-year period that commenced when the property was leased to qualified tenants.  However, the annual Tax Credits available in the year in which the Apartment Complex was leased was prorated based upon the number of months remaining in the year. The amount of the annual Tax Credit not available in the first year was available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Tax Credits beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period were not available to the Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2011, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2011, the Partnership has approximately 2,533 registered holders of an aggregate of 43,440 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2011.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $35,051,000 (including approximately $873,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $115,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2011, the Partnership did not make any advances to the Local Partnerships.

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the year ended March 31, 2011, the Partnership sold its limited partnership interests in one Local Partnership.  As of March 31, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2010, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $91,000 and $46,000, respectively.  Additionally, during the years ended March 31, 2011 and 2010, the Partnership received approximately $0 and $197,000, respectively, in net proceeds from the sale of Local Partnerships’ limited partnership interest.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased ($315,000).  This decrease was due to repayment of mortgage notes ($320,000), costs related to sale of properties ($26,000), purchase of property and equipment ($106,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($104,000), which exceeded net cash provided by operating activities ($155,000), proceeds from sale of properties ($25,000), a net increase in due to local general partners and affiliates relating to investing and financing activities ($25,000), and a decrease in cash held in escrow relating to investing activities ($37,000).  Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($830,000), gain on sale of properties of approximately $4,985,000 and loss on impairment of fixed assets of approximately ($1,878,000).

Total expenses for the year ended March 31, 2011 and 2010, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $4,901,452 and $4,838,572, respectively.

Accounts payable as of March 31, 2011 and 2010 were $1,018,576 and $955,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of March 31, 2011 and 2010 was $9,248,146 and $11,409,657, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $882,000 at March 31, 2011.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,520,000 and $3,845,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011, uncollectible and as a result, wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other payables included in Due to general partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 12 in Item 8 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate advancing going forward any operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings.  However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in twenty Local Partnerships, all of which, other than Mansion Court, had their Tax Credits fully in place.  As of December 31, 2009, the Credit Periods had expired and the Partnership has met its objective of generating Tax Credits for qualified BACs holders.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Credit Period commenced.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2011 to make future payments under its debt agreements and other contractual obligations.

Contractual Obligations		Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$30,836,027	$2,762,616	$4,083,141	$4,369,528	$19,620,742
Land lease obligations (b)	757,988	21,252	42,504	42,504	651,728
Total	$31,594,015	$2,783,868	$4,125,645	$4,412,032	$20,272,470

(a)  The mortgage and construction notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $71,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

(b)  One of the subsidiary partnerships is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449.  Additional rent of $322 per month, up to $100,000, will be paid during the final term to reimburse the District of Columbia Department of Housing and Community Development for site improvement costs.  See Item 8, “Financial Statements and Supplementary Data”, Note 12d.

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

During the year ended March 31, 2010, the Partnership recorded approximately $1,878,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $30,350,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of March 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for amendments in this ASU to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2011 and 2010 (the 2010 and 2009 Fiscal Years) excluding the results of its discontinued operation which are not reflected in the following discussion (see Item 8, Note 13).

The net income (loss) for the 2010 and 2009 Fiscal Years aggregated $1,071,859 and $(31,515,292), respectively.

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

2010 vs. 2009

Rental income increased by approximately 3% for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to an increase in rental rates and tenant assistance payments at several Local Partnerships, offset by a decrease in rental subsidy income at one Local Partnership and a decrease in rental income at a second Local Partnership.

Other income decreased approximately $39,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to insurance proceeds received in the prior year resulting from a water pipe damage at one Local Partnership, a decrease in interest income due to lower reserve balances at a second Local Partnership and a decrease in late charges at a third Local Partnership, partially offset by a real estate tax refund received by a fourth Local Partnership.

Total expenses excluding general and administrative-related parties, depreciation and amortization and loss on impairment of fixed assets remained consistent with a decrease of less than 1% for the 2010 Fiscal Year as compared to the 2009 Fiscal Year.

General and administrative – related party expenses decreased approximately $100,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to a decrease in partnership management fees and other expense reimbursement allocations at the Partnership level due to sale of properties.

Depreciation and amortization expense decreased approximately $1,217,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the 2009 Fiscal Year at twelve Local Partnerships.

Loss on impairment of fixed assets amounted to approximately $1,878,000 and $23,880,000 for the 2010 and 2009 Fiscal Year, respectively.  See Note 4 in Item 8 for detailed discussion on impairments.

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

The Partnership’s investment in Mansion Court at March 31, 2011 and 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $(166,000) and $(164,000), respectively.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $250,000 and $65,000 for the 2010 and 2009 Fiscal Years, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2011, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Mansion Court impaired and wrote it down to its fair value of zero, which resulted in a loss on impairment of approximately $194,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

Brannon Group, L.C. (“Keys”)
The financial statements for Keys have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Keys as a going concern.  Keys has obligations that matured on March 31, 2011 in the amount of $1,246,798.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.  Keys’ management has obtained an extension and is currently working with the lender to refinance its obligations.

The Partnership’s investment in Keys at March 31, 2011 and 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,543,000) and $(2,307,000), respectively.  Keys’ net income (loss) after noncontrolling interests amounted to approximately $75,000 and $(2,333,000) for the 2010 and 2009 Fiscal Years, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2011 and 2010	39

	Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010	40

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2011 and 2010	41

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010	42

	Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(a Delaware limited partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware limited partnership) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2011 and 2010 (the 2010 and 2009 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fifteen (2010 Fiscal Year) and seventeen (2009 Fiscal Year) subsidiary partnerships whose income (losses) aggregated $2,857,967 and $(4,927,774) for the years ended March 31, 2011 and 2010, respectively, and whose assets constituted 63% and 61% of the Partnership's assets at March 31, 2011 and 2010, presented in the accompanying consolidated financial statements.  The financial statements for fourteen (2010 Fiscal Year) and sixteen (2009 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statement for one (2010 and 2009 Fiscal Years) of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended March 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net losses aggregated $413,927 (2010 Fiscal Year) and $4,959,477 (2009 Fiscal Year) and their assets aggregated $1,715,468 at March 31, 2011 and $1,938,832 at March 31, 2010.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

Independent Auditors’ Report

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Partnership has determined that It is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's Internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
February 28, 2011

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
January 26, 2010

[SMITH, BUZZI & ASSOCIATES, LLC. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2010 and 2009, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended.  These financial statements are the responsibility of Overtown Development Group, Ltd. management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of materiel-misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our Audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2010 and 2009, and the results of its operations changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Buzzi & Associates, LLC.
Miami, Florida
February 24, 2011

[D. F. O’BRIEN & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2010, and the related statements of operations, changes in partners’ (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2010, and the results of its operations, changes in partners' (deficit), and cash flows for the year then ended In conformity with generally accepted accounting principles In the United States of America.

/s/ D. F. O’Brien & Co.
Totowa, New Jersey
February 28, 2011

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Livingston Manor Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Livingston Manor Urban Renewal Associates, L.P. as of March 9, 2010, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the period January 1, 2010 through March 9, 2010 (date of investor transfer).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livingston Manor Urban Renewal Associates, L.P. as of March 9, 2010, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the period January 1, 2010 through March 9, 2010 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
September 22, 2010

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Partners
Jefferis Square Housing Partnership, L.P.

We have audited the accompanying balance sheet of Jefferis Square Housing Partnership, L.P. as of December 31, 2010, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the .financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferis Square Housing Partnership, L.P. as of December 31, 2010, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2010 supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and,' in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 10, 2011

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

[TOSKI, SCHAEFER & CO., P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2010 and 2009 and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2010 and 2009 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
February 11, 2011

[ROMANO & MITCHELL, CHARTERED CERTIFIED PUBLIC ACCOUNTANTS/MANAGEMENT CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Savannah Park Housing Limited Partnership
Washington, D.C.

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2010 and 2009 and the related statements of operations, partners' capital and cash flows for the years then ended.  We also have audited Savannah Park Housing Limited Partnership's internal control over financial reporting as of December 31, 2010 and 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting dated February 24, 2011.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

An organization's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An organization's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of record, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the organization; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the organization are being made only in accordance with authorizations of management and owners of the organization; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the organization's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Savannah Park Housing Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 and 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Romano & Mitchell, Chartered Certified Public Accountants
Bethesda, Maryland
February 24, 2011

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS

To the Members of
Brannon Group, L.C.:

We have audited the accompanying balance sheets of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2010 and 2009, and the related statements of operations, members' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial, statements, the Company has obligations maturing on March 31, 2011 in the amount of $1,246,798.  If the Company is unable to raise sufficient funds to meet these obligations, it would raise doubt about the ability of the Company to continue as a going concern.  Management's plans regarding these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2011

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2010, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2010 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  Furthermore, the Partnership has a net deficiency in partners' equity.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 15, 2011

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
March 24, 2010

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2010, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
May 5, 2011

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
April 28, 2010

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2010, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
March 28, 2011

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
New York, New York
April 28, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2010, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2010 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 9, 2011

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
Baltimore, Maryland
March 23, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates as of December 31, 2010, and the related statements of operations, change in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2010, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2010 supplemental information on pages 19 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 9, 2011

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
Baltimore, Maryland
March 24, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2010, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2010, and the results of its operations, the changes in partners' equity (deficit), and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 22, 2011 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 22, 2011, on New Zion Apartments Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 22, 2011
Lead Auditor:  Scott H. Szeliga, CPA

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
March 4, 2010
Lead Auditor:  Scott H.  Szeliga, CPA

[O’CONNOR DAVIES MUNNS & DOBBINS, LLP ACCOUNTANTS AND CONSULTANTS LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To The Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheets of Dreitzer Limited Partnership as of December 31, 2010 and 2009, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Dreitzer Limited Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ O’Connor Davies Munn & Dobbins, LLP
New York, New York
February 15, 2011

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2011	2010

Property and equipment – at cost, less accumulated depreciation (Notes 2 and 4)	$11,596,805	$14,210,626
Cash and cash equivalents (Notes 2 and 12)	1,854,271	2,168,916
Cash held in escrow (Note 5)	4,688,130	4,709,839
Deferred costs, less accumulated amortization (Notes 2 and 6)	366,667	430,299
Other assets	749,674	858,666

Total assets	$19,255,547	$22,378,346

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)	$30,836,027	$33,056,050
Accounts payable	1,018,576	955,138
Accrued interest payable	9,248,146	11,409,657
Security deposits payable	359,273	372,137
Due to local general partners and affiliates (Note 8)	2,079,679	2,074,690
Due to general partner and affiliates (Note 8)	5,434,965	5,786,301

Total liabilities	48,976,666	53,653,973

Commitments and contingencies (Notes 7, 8 and 12)

Partners’ capital (deficit):
Limited partners (43,440 BACs issued and outstanding) (Note 1)	(26,875,523)	(28,126,901)
General Partner	326,474	(273,217)

Independence Tax Credit Plus L.P. III total	(26,549,049)	(28,400,118)

Noncontrolling interests (Note 2)	(3,172,070)	(2,875,509)

Total partners’ capital (deficit)	(29,721,119)	(31,275,627)

Total liabilities and partners’ capital (deficit)	$19,255,547	$22,378,346

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010*

Operations:
Revenues
Rental income	$5,849,649	$5,694,673
Other	256,372	295,005
Gain on extinguishment of debt (Note 12)	-	172,373
Total revenues	6,106,021	6,162,051
Expenses
General and administrative	2,271,724	2,149,155
General and administrative-related parties (Note 8)	725,698	825,807
Repairs and maintenance	1,128,763	1,176,151
Operating and other	862,889	836,020
Real estate taxes	253,684	279,043
Insurance	384,392	408,953
Financial, primarily interest	1,373,413	1,397,025
Depreciation and amortization	713,555	1,930,256
Loss on impairment of fixed assets (Note 4)	1,877,504	23,880,423
Total expenses	9,591,622	32,882,833
Loss from operations	(3,485,601)	(26,720,782)
Income (loss) from discontinued operations	4,557,460	(4,794,510)
Net income (loss)	1,071,859	(31,515,292)
Net loss attributable to noncontrolling interests from operations	224,652	2,700,926
Net (income) loss attributable to noncontrolling interests from discontinued operations	(32,493)	790,047
Net loss attributable to noncontrolling interests	192,159	3,490,973
Net income (loss) attributable to Independence Tax Credit Plus L.P. III	$1,264,018	$(28,024,319)
Loss from operations – limited partners	(3,228,339)	(23,779,658)
Income (loss) from discontinued operations – limited partners	4,479,717	(3,964,418)
Net income (loss) – limited partners	$1,251,378	$(27,744,076)
Number of BACs outstanding	43,440	43,440
Loss from operations per BAC	$(74.31)	$(547.42)
Income (loss) from discontinued operation per BAC	103.12	(91.26)
Income (loss) per BAC	$28.81	$(638.68)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner	Noncontrolling Interests

Partners’ capital (deficit) – April 1, 2009	(78,477)	(382,825)	(102,649)	406,997

Net loss	(31,515,292)	(27,744,076)	(280,243)	(3,490,973)

Distributions	(115,736)	-	-	(115,736)

Contributions – write-off of partnership management fees related to the sold properties (Note 8)	107,175	-	107,175	-

Contributions – write-off of related party debt (Note 10)	326,703	-	2,500	324,203

Partners’ capital (deficit) – March 31, 2010	(31,275,627)	(28,126,901)	(273,217)	(2,875,509)

Net income (loss)	1,071,859	1,251,378	12,640	(192,159)

Distributions	(104,402)	-	-	(104,402)

Contributions – write-off of partnership management fees related to the sold properties (Note 8)	574,551	-	574,551	-

Contributions – write-off of related party debt (Note 10)	12,500	-	12,500	-

Partners’ capital (deficit) – March 31, 2011	$(29,721,119)	$(26,875,523)	$326,474	$(3,172,070)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss )	$1,071,859	$(31,515,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of properties	(4,985,357)	1,351,902
Gain on extinguishment of debt	-	(172,373)
Depreciation and amortization	829,947	2,330,446
Loss on impairment of fixed assets	1,877,504	26,632,368
(Increase) decrease in assets:
Cash held in escrow	(95,253)	(110,344)
Other assets	94,738	314,227
Increase (decrease) in liabilities:
Accounts payable	25,774	(25,397)
Accrued interest	1,087,034	1,064,165
Security deposit payable	5,128	(1,013)
Due to local general partners and affiliates	(14,901)	94,302
Due to general partner and affiliates	258,215	(444,846)

Total adjustments	(917,171)	31,033,437

Net cash provided by (used in) operating activities	154,688	(481,855)

Cash flows from investing activities:
Acquisition of property and equipment	(105,582)	(149,386)
Proceeds from sale of properties	25,000	270,000
Costs related to sale of properties	(25,840)	(72,385)
Decrease in cash held in escrow	36,624	259,783
Increase in due to local general partners and affiliates	22,890	14,808

Net cash (used in) provided by investing activities	(46,908)	322,820

Cash flows from financing activities:
Principal payments of mortgage notes	(320,023)	(456,500)
Increase (decrease) in due to local general partners and affiliates	2,000	(20,000)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(104,402)	(115,736)

Net cash used in financing activities	(422,425)	(592,236)

Net decrease in cash and cash equivalents	(314,645)	(751,271)

Cash and cash equivalents at beginning of year	2,168,916	2,920,187

Cash and cash equivalents at end of year	$1,854,271	$2,168,916

Supplemental disclosure of cash flows information:

Cash paid during the year for interest	$545,467	$620,457
Summarized below are the components of the gain on sale of properties:
(Proceeds from) cost of sale of properties – net	$840	$(197,615)
Decrease in property and equipment, net of accumulated depreciation	70,215	6,536,710
Decrease in deferred costs	5,369	7,812
Decrease in cash held in escrow	14,254	295,549
Decrease in other assets	80,338	20,022
Increase in accounts payable and other liabilities	37,664	78,353
Decrease in accrued interest payable	(3,248,545)	(356,854)
Decrease in security deposit payable	(17,992)	(51,091)
Decrease in mortgage note payable	(1,900,000)	(4,973,485)
Decrease in due to Local General Partners and affiliates	(5,000)	(324,203)
Decrease in due to general partner and affiliates	(35,000)	(10,000)
Capital contribution – General Partners	12,500	2,500
Increase in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	324,204
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$574,551	$107,175

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Partnership had originally acquired interests in twenty subsidiary partnerships.  During the year ended March 31, 2011, the Partnership sold its limited partnership interests in one Local Partnership.  Through March 31, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

The consolidated financial statements include the accounts of the Partnership and seventeen and nineteen subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2011 and 2010, respectively, (the 2010 and 2009 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss attributable to noncontrolling interests amounted to approximately $192,000 and $3,491,000 for the year ended March 31, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

During the year ended March 31, 2011, the Partnership recorded approximately $1,878,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2011, the Partnership has recorded approximately $30,350,000 as an aggregate loss on impairment of assets or reduction to estimated fair value for several Local Partnerships.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of March 31, 2011.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2011	2010*

Interest	$94,636	$135,755
Other	161,736	159,250

Total other revenue	$256,372	$295,005

Other revenues from discontinued operation include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2011	2010*

Interest	$232	$3,526
Other	11,155	10,927

Total other revenue	$11,387	$14,453

*	Reclassified for comparative purposes.

f)	Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes.  Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them.  The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (See Note 9).

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years.  As of and during the year ended March 31, 2011, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on, among other things, a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2007 forward.

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
MARCH 31, 2011

h)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i)	Recent Accounting Pronouncements

In May 2011, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for amendments in this ASU to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

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

	At March 31, 2011		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$30,836,027	$15,030,431	$33,056,050	$13,900,141

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives from operations are as follows:

	March 31,		Estimated Useful Lives (Years)
	2011	2010

Land	$653,477	$967,824	-
Building and improvements	33,566,625	36,831,478	20-40
Furniture and fixtures	1,243,386	1,319,076	5-12
	35,463,488	39,118,378

Less: Accumulated depreciation	(23,866,683)	(24,907,752)

	$11,596,805	$14,210,626

Depreciation expense for the years ended March 31, 2011 and 2010 amounted to $656,954 and $1,870,661, respectively.

During the years ended March 31, 2011 and 2010, there was a decrease in accumulated depreciation in the amount of $1,786,295 and $4,667,301, respectively, which related to discontinued assets.  In addition, during the years ended March 31, 2011 and 2010, there was a decrease in accumulated depreciation in the amount of $26,458 and $1,520,941, respectively, related to impairments.

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2011 and 2010 amounted to $114,730 and $394,604, respectively.

Impairments

During the year ended March 31, 2010, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable trough future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period.  Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $1,877,504 and $26,632,368 of losses on impairment for the year ended March 31, 2011 and 2010, respectively.

Impairments from operations recorded for the year ended March 31, 2011 were as follows:

Aspen-Olive Associates	$113,301
Lewis Street L.P.	134,127
Edward Hotel Limited Partnership	278,600
Mansion Court Phase II Venture	194,168
Dreitzer House	57,371
Savannah Park Housing Limited Partnership	144,508
Universal Court Associates	143,893
West Mill Creek Associates III LP	811,536
$1,877,504

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Impairments from operations recorded for the year ended March 31, 2010 were as follows:

Overtown Development Group, Ltd.	$915,000
Aspen-Olive Associates	2,119,000
Dreitzer House	4,146,000
Edward Hotel Limited Partnership	1,553,952
West Mill Creek Associates III LP	2,371,000
Lewis Street L.P.	1,307,471
Park Housing Limited Partnership	1,165,000
Sumpter Commons Associates, L.P.	491,000
Brannon Group, L.C.	4,382,000
Savannah Park Housing Limited Partnership	2,192,000
Universal Court Associates	3,238,000
$23,880,423

Impairments from discontinued operations recorded for the year ended March 31, 2010 were as follows:

Jefferis Square Housing Partnership L.P.	$2,751,945

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2011	2010

Purchase price payments*	$115,345	$115,345
Real estate taxes, insurance and other	3,174,223	3,116,942
Reserve for replacements	1,130,796	1,199,487
Tenant security deposits	267,766	278,065

	$4,688,130	$4,709,839

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2011	2010

Financing costs	$979,620	$1,009,556	*
Less: Accumulated amortization	(612,953)	(579,257)

	$366,667	$430,299

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2011 and 2010 amounted to $56,601 and $59,594, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2010 and 2010 amounted to $1,662 and $5,586, respectively.

During the 2010 and 2009 Fiscal Years, there was a decrease in deferred costs and accumulated amortization in the amount of $29,936 and $98,245, respectively, which related to discontinued assets.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – Mortgage Notes Payable

The mortgage notes, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $71,000 including principal and interest at rates varying from 0% to 9.5% per annum, through the year 2046. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

Annual principal payment requirements by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2011	$2,762,616
2012	2,364,334
2013	1,718,807
2014	252,671
2015	4,116,857
Thereafter	19,620,742

$30,836,027

Accrued interest payable as of March 31, 2011 and 2010 was approximately $9,248,000 and $11,410,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $13,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5).

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

A) Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”).  The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2011, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which approximately $3,931,000 have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner from operations and other related parties from operations for the years ended March 31, 2011 and 2010 were as follows:

	Years Ended March 31,
	2011	2010	*

Partnership management fees (a)	$249,443	$316,457
Expense reimbursement (b)	193,281	213,801
Local administrative fees (c)	49,750	64,855

Total general and administrative-General Partner	492,474	595,113

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	233,224	230,694
Total general and administrative-related parties	$725,698	$825,807

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2011 and 2010 were as follows:

	Years Ended March 31,
	2011	2010	*

Local administrative fees (c)	$2,500	$7,500
Total general and administrative – General Partner	2,500	7,500
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	32,163	48,109
Total general and administrative-related parties	$34,663	$55,609

*	Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,520,000 and $3,845,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011 uncollectible and as a result, wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $860,000 and $864,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $561,000 and $582,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

As of March 31, 2011 and March 31, 2010, the Partnership owed the General Partner and its affiliates approximately $86,000 and $85,000, respectively, for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of March 31, 2010, the Partnership owed $9,000 to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.  As of March 31, 2011 and 2010, the amounts payable totaling approximately $408,000 and $401,000, respectively, represent loans made to the subsidiary partnerships by the affiliates of the General Partner.

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	March 31,
	2011	2010

Operating advances	$649,651	$704,044
Development fee payable	834,964	817,074
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	204,008	202,008
Management and other operating fees	228,234	188,742

	$2,079,679	$2,074,690

D)  Advances from Partnership to Local Partnerships

As of March 31, 2011, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $878,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation and are included in the line item Due to local general partners and affiliates.  The following table summarizes these advances:

	March 31,
	2011	2010

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Sumpter Commons	5,075	5,075

	$878,265	$878,265

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2011.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

	Years Ended March 31,
	2011	2010

Financial statement net income (loss)	$1,264,018	$(28,024,319)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(1,681,605)	(466,514)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	63,078	(30,466)
Difference between gain on sale of property recorded for financial statement and income tax reporting purposes	(1,814,909)	1,661,213
Loss on impairment of property for financial reporting purposes not deductible for tax purposes	1,877,504	26,632,368
Write-off of Partnership management fees included in income for tax purposes	574,551	107,175
Other, including accruals for financial reporting not deductible for tax purposes until paid and losses allocated to minority interests for tax purposes	579,692	(2,517,058)
Net income (loss) as shown on the income tax return for the calendar year ended	$862,329	$(2,637,601)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2011, the tax basis net assets exceeded the financial statement net assets by approximately $19,356,697 due to depreciation differences, impairments and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the year ended March 31, 2011, the Partnership sold its limited partnership interests in one Local Partnership.  As of March 31, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2010, the Partnership sold its limited partnership interest in Jefferis Square Housing Partnership L.P. (“Jefferis”) to an affiliate of the Local General Partner for a sales price of $25,000.  The Partnership received approximately $2,000 after the repayment of other liabilities of approximately $23,000.  The sale resulted in a gain of approximately $4,832,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $4,830,000 at the date of the sale and the $2,000 cash received from the sale, which was recorded during the quarter ended December 31, 2010.  An adjustment to the gain of approximately $196,000 was recorded during the quarter ended March 31, 2011, resulting in an overall gain of $5,028,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $12,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On March 31, 2010, the Partnership sold its limited partnership interest in Livingston Manor Urban Renewal Associates, L.P. (“Livingston Manor”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership received approximately $7,000 after the repayment of other liabilities of approximately $13,000.  The sale resulted in a loss of approximately $1,870,000, resulting from the write-off of the basis in the Local Partnership of approximately $1,877,000 at the date of the sale and the $7,000 cash received from the sale which was recorded during the year ended March 31, 2010.  An adjustment to the loss of approximately $42,000 was recorded during the quarter ended June 30, 2010, resulting in an overall loss of approximately $1,912,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $324,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2011 and 2010.

	Quarter Ended
OPERATIONS	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Revenues	$1,530,456	$1,541,105	$1,483,401	$1,551,059
Operating expenses	(1,912,313)	(1,957,680)	(1,750,880)	(3,970,749)
Loss from operations	(381,857)	(416,575)	(267,479)	(2,419,690)
(Loss) income from discontinued operations	(81,582)	(83,577)	4,725,656	(3,037)
Net (loss) income	(463,439)	(500,152)	4,458,177	(2,422,727)
Net loss attributable to noncontrolling interests from operations	7,310	25,019	25,294	167,029
Net loss (income) attributable to noncontrolling interests from discontinued operations	$824	$834	$(34,151)	$-
Net (loss) income attributable to Independence Tax Credit Plus L.P. III	$(455,305)	$(474,299)	$4,449,320	$(2,255,698)
Net (loss) income – limited partnership	$(450,752)	$(469,556)	$4,404,827	$(2,233,141)
Loss per weighted average BAC from operations	$(8.54)	$(8.92)	$(5.52)	$(51.33)
(Loss) income per weighted average BAC from discontinued operation	(1.84)	(1.89)	106.92	(0.07)
Net (loss) income per weighted average BAC	$(10.38)	$(10.81)	$101.40	$(51.40)

	Quarter Ended
OPERATIONS	June 30, 2009*	September 30, 2009*	December 31, 2009*	March 31, 2010*

Revenues	$1,540,700	$1,663,365	$1,453,520	$1,504,466
Operating expenses	(2,208,370)	(2,219,077)	(2,145,292)	(26,310,093)
Loss from operations	(667,670)	(555,712)	(691,772)	(24,805,627)
Loss (income) from discontinued operations	(170,497)	424,953	(144,278)	(4,904,688)
Net loss	(838,167)	(130,759)	(836,050)	(29,710,315)
Net loss attributable to noncontrolling interests from operations	58,360	61,968	56,835	2,523,763
Net loss (income) attributable to noncontrolling interests from discontinued operations	$715	$(149,415)	$1,446	$937,301
Net loss attributable to Independence Tax Credit Plus L.P. III	$(779,092)	$(218,206)	$(777,769)	$(26,249,251)
Net loss – limited partnership	$(771,301)	$(216,024)	$(769,991)	$(25,986,758)
Loss per weighted average BAC from operations	$(13.89)	$(11.25)	$(14.47)	$(507.81)
(Loss) income per weighted average BAC from discontinued operation	(3.87)	6.28	(3.26)	(90.41)
Net loss per weighted average BAC	$(17.76)	$(4.97)	$(17.73)	$(598.22)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 12 – Commitments and Contingencies

a)  Going Concern Consideration

At March 31, 2011, the Partnership’s liabilities exceeded assets by $29,721,119 and for the 2010 year recognized net income of $1,071,859, including gain on sale of properties of $4,985,357 and loss on impairment of properties of $1,877,504.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $3,520,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2011, the Partnership wrote off approximately $575,000 of such management fees.

All of the mortgage payable balance of $30,836,027 and the accrued interest payable balance of $9,248,146 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $882,000 at March 31, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $161,000 for the year ended March 31, 2011.

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

The Partnership’s investment in Mansion Court at March 31, 2011 and 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was $(166,000) and $(164,000), respectively.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $250,000 and $65,000 for the 2010 and 2009 Fiscal Years, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2011, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Mansion Court impaired and wrote it down to its fair value of zero, which resulted in a loss on impairment of approximately $194,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

Brannon Group, L.C. (“Keys”)
The financial statements for Keys have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Keys as a going concern.  Keys has obligations that matured on March 31, 2011 in the amount of $1,246,798.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.  Keys’ management has obtained an extension and is currently working with the lender to refinance its obligations.

The Partnership’s investment in Keys at March 31, 2011 and 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,543,000) and $(2,307,000), respectively.  Keys’ net income (loss) after noncontrolling interests amounted to approximately $75,000 and $(2,333,000) for the 2010 and 2009 Fiscal Years, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
MARCH 31, 2011

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

d)  Leases

Savannah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449.  Estimated future minimum payments due under the terms of the lease are as follows:

December 31,	Amount
2011	$21,252
2012	21,252
2013	21,252
2014	21,252
2015	21,252
Thereafter	651,728
$757,988

As of December 31, 2010, the lease agreement was current.  For the years ended December 31, 2010 and 2009, $21,252 and $21,252, respectively, have been paid under the terms of the lease and $0 and $0, respectively, remained payable.

e)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).  Uninsured cash and cash equivalents approximated $637,000 at March 31, 2011.

f)  Property Management Fees

Property management fees incurred by Local Partnerships amounted to $423,182 and $456,453 for the years ended March 31, 2011 and 2010, respectively.  Of these fees, $265,387 and $278,803 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $32,163 and $48,109 of fees relating to discontinued operations.

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
MARCH 31, 2011

i)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through June 27, 2011, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

NOTE 13 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2011, Jefferis Square, which was sold during the year ended March 31, 2011, and Livingston Manor, which was sold on March 2010, were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2010, Eastern Parkway and Livingston Manor, which were sold during the year ended March 31, 2010 and Jefferis Square, in order to present comparable results to the year ended March 31, 2011, were classified as discontinued operations in the consolidated statements of operations.

Consolidated Statement of Discontinued Operations:

	Years Ended March 31,
	2011	2010*

Revenues
Rental income	$347,373	$796,851
Other (Note 2)	11,387	14,453
Gain (loss) on sale of properties (Note 10)	4,985,357	(1,351,902)
Total revenues	5,344,117	(540,598)
Expenses
General and administrative	130,131	270,395
General and administrative-related parties (Note 8)	34,663	55,609
Repairs and maintenance	91,144	137,644
Taxes	24,051	58,913
Operating and other	29,856	144,000
Insurance	9,699	53,752
Financial, primarily interest	350,721	381,464
Depreciation and amortization	116,392	400,190
Loss on impairment of fixed assets	-	2,751,945
Total expenses	786,657	4,253,912
Income (loss) from discontinued operations	4,557,460	(4,794,510)
Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(32,493)	790,047
Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. III	$4,524,967	$(4,004,463)
Income (loss) – limited partners from discontinued operations	$4,479,717	$(3,964,418)
Number of BACs outstanding	43,440	43,440
Income (loss) from discontinued operations	$103.12	$(91.26)

*	Reclassified for comparative purposes.

	Years Ended March 31,
	2011	2010*

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	$(202,910)	$(4,313,145)
Net cash provided by investing activities	$20,809	$9,205,430
Net cash provided by (used in) financing activities	$1,662	$(4,989,394)

*	Reclassified for comparative purposes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2011.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Certain information concerning the directors and executive officers of RIAI III is set forth below.

Name	Position

Robert A. Pace	Chief Financial Officer
Robert L. Levy	President and Chief Executive Officer

ROBERT A. PACE, 38, is the Chief Financial Officer of RIAI III and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 45, is the President and Chief Executive Officer of RIAI III and is also a managing trustee and President, Chief Financial Officer and Chief Operating Officer of Centerline.  Mr. Levy was appointed as Chief Financial Officer of Centerline in November 2006 and was appointed its President and Chief Operating Officer in April 2010.  He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 28, 2011, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the general partner of the General Partner and (iii) the executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	3,242.94	(2)	7.5%

J. Michael Fried	3,242.94	(2)(3)	7.5%

Alan P. Hirmes	3,242.94	(2)(3)	7.5%

Stuart J. Boesky	3,242.94	(2)(3)	7.5%

Stephen M. Ross	3,242.94	(2)(3)	7.5%

Marc D. Schnitzer	3,242.94	(2)(3)	7.5%

Denise L. Kiley	3,242.94	(2)(3)	7.5%

Robert A. Pace	-		-

Robert L. Levy	-		-

All directors and executive officers of the general partner of the Related General Partner as a group (nine persons)	3,242.94	(2)	7.5%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2011 and 2010 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $57,000 and $63,500, respectively.

Audit Related Fees
None

Tax Fees
None.

All Other Fees
None

The Partnership is not required to have, and does not have, a standalone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2011 and 2010	39

	Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010	40

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2011 and 2010	41

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010	42

	Notes to Consolidated Financial Statements	43

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	63

	Schedule I - Condensed Financial Information of Registrant	64

	Schedule III - Real Estate and Accumulated Depreciation	67

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	60

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).
(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-37704}

	+Filed herewith.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	June 27, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 27, 2011			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence Associates III Inc.	June 27, 2011

/s/ Robert L. Levy Robert L. Levy	President (Chief Executive Officer) of Related Independence Associates III Inc.	June 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 27, 2011 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2010 and 2009 Fiscal Years and Schedule III as of March 31, 2011.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net losses aggregated $413,927 (2010 Fiscal Year) and $4,959,477 (2009 Fiscal Year) and their assets aggregated $1,715,468 at March 31, 2011 and $1,938,832 at March 31, 2010.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2011	2010

Cash and cash equivalents	$887,382	$1,136,520
Investment in subsidiary partnerships	1,218,139	1,305,061
Cash held in escrow	115,345	115,345
Other assets	-	47

Total assets	$2,220,866	$2,556,973

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$4,466,373	$4,803,251
Other liabilities	44,996	9,649

Total liabilities	4,511,369	4,812,900

Partners’ (deficit) capital	(2,290,503)	(2,255,927)

Total liabilities and partners’ capital	$2,220,866	$2,556,973

Investment in subsidiary partnerships is recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010

Revenues

Other income	$4,452	$4,926

Total revenues	4,452	4,926

Expenses

Administrative and management	160,860	114,682
Administrative and management - related parties	442,724	530,258

Total expenses	603,584	644,940

Losses from operations	(599,132)	(640,014)

Equity in loss of subsidiary partnerships*	(5,058,110)	(6,299,627)

Gain (loss) on sale of investment in subsidiary partnership	5,048,115	(1,351,902)

Net loss	$(609,127)	$(8,291,543)
* Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(5,059,894) and $(356,332) for 2011 and 2010, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(609,127)	$(8,291,543)

Adjustments to reconcile net loss to net cash used in operating activities:

(Gain) loss on sale of investment in subsidiary partnership	(5,048,115)	1,351,902
Equity in loss of subsidiary partnerships	5,058,110	6,299,627
Decrease (increase) in other assets	47	1,197
(Decrease) increase in liabilities:
Due to general partners and affiliates	237,626	(502,400)
Other liabilities	(3,414)	(62,736)

Total adjustments	244,254	7,087,590

Net cash used in operating activities	(364,873)	(1,203,953)

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership	25,000	270,000
Distributions from subsidiary partnerships	90,735	46,010

Net cash provided by investing activities	115,735	316,010

Net decrease in cash and cash equivalents	(249,138)	(887,943)

Cash and cash equivalents, beginning of year	1,136,520	2,024,463

Cash and cash equivalents, end of year	$887,382	$1,136,520

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2011

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

Edward Hotel Limited Partnership
Los Angeles, CA	$(2,399,459)	$275,000	$591,240	$(743,070)	$6,123	$117,047	$123,170	$33,969	1994-95	Nov. 1994	27.5	years
Pacific East, L.P. (d)
Brooklyn, NY	0	1,950	3,125,584	(3,127,534)	0	0	0	0	1994-95	Dec. 1994	27.5	years
Overtown Development Group, Ltd.
Miami, FL	(1,289,678)	52,284	2,627,099	(638,698)	58,408	1,982,277	2,040,685	1,135,712	1994-95	Dec. 1994	40	years
Sumpter Commons Associates, L.P.	(1,151,635)	500	1,862,916	(436,549)	3,673	1,423,194	1,426,867	1,028,239	1995-96	Apr. 1995	27.5	years
Park Housing Limited Partnership	(791,900)	5,000	2,343,351	(1,083,367)	8,173	1,256,811	1,264,984	1,170,104	1995-96	May 1995	27.5	years
Livingston Manor Urban Renewal Associates, L.P. (d)	0	119,988	7,047,532	(7,167,520)	0	0	0	0	1995-96	June 1995	15-40	years
Jefferis Square Housing Partnership, L.P. (e)	0	55,158	0	(55,158)	0	0	0	0	1995-96	June 1995	20 - 40	years
2301 First Avenue Limited Partnership (c)	0	64,350	5,818,269	(5,819,155)	0	0	0	0	1995-96	Aug. 1995	27.5	years
Lewis Street Limited Partnership	(1,600,000)	7,000	0	1,458,587	10,173	1,455,414	1,465,587	1,434,402	1995-96	Oct. 1995	27.5	years
Savannah Park Housing Limited Partnership	(484,585)	0	2,049,888	(121,880)	3,173	1,910,417	1,913,590	1,655,879	1995-96	Oct. 1995	27.5	years
Brannon Group, L.C.	(4,209,206)	380,000	2,598,402	1,185,015	383,173	3,780,244	4,163,417	2,644,675	1995-96	Dec. 1995	40	years
Independence Tax Credit Fund L.P. (Mansion Court Phase II Venture and Aspen Olive Associates Consolidated)	(2,510,527)	1,732	339,661	1,358,609	5,123	1,709,497	1,714,620	1,465,687	1995-96	Dec. 1995	20 - 40	years
Primm Place Partners, L.P.	(4,529,595)	168,258	0	6,991,640	67,577	7,092,121	7,159,698	2,497,052	1995-96	Dec. 1995	10 - 40	years
BK-9-A Partners L.P.	(1,928,287)	0	1,517,313	57,531	3,173	1,571,671	1,574,844	630,937	1995-96	Dec. 1995	40	years
BK-10K Partners L.P.	(656,283)	11,000	1,637,762	116,057	14,176	1,750,643	1,764,819	690,867	1995-96	Dec. 1995	40	years
Westmill Creek Associates III L.P.	(2,729,167)	37,031	6,922,563	(3,105,128)	37,649	3,816,817	3,854,466	3,821,998	1997-98	Dec. 1996	27.5	years
Universal Court Associates	(1,650,000)	31,024	279,220	1,162,710	31,642	1,441,312	1,472,954	1,489,633	1997-98	Apr. 1997	20-40	years
New Zion Apartments	(630,705))	20,000	2,688,770	94,960	20,618	2,783,112	2,803,730	1,430,788	1997-98	Nov. 1997	15 - 27.5	years
Dreitzer House	(4,275,000)	5	0	2,720,052	623	2,719,434	2,720,057	2,736,740	1997-99	Dec. 1997	27.5	years
Less discontinued operation and dispositions	0	(241,446)	(15,991,385)	16,169,357	0	0	0	0

	$(30,836,027)	$988,834	$25,458,185	$9,016,469	$653,477	$34,810,011	$35,463,488	$23,866,683

(a)Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 – 12 years.
(c)The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009.
(d)The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010.
(e)The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2011
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Year Ended March 31,
	2011	2010	2011	2010

Balance at beginning of period	$39,118,378	$78,326,313	$24,907,752	$28,830,729
Additions during period:
Improvements	105,582	149,386
Depreciation expense			771,684	2,265,266
Reductions during period:
Discontinued operation, dispositions and impairment loss	(3,760,472)	(39,357,321)	(1,812,753)	(6,188,243)

Balance at close of period	$35,463,488	$39,118,378	$23,866,683	$24,907,752

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