Form 10-Q
period 2011-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2011-08-11
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
ASSETS	(Unaudited)	(Audited)

Operating Assets
Property and equipment at cost, net of accumulated depreciation of $24,006,659 and $23,866,683, respectively	$11,458,714	$11,596,805
Cash and cash equivalents	1,660,555	1,854,271
Cash held in escrow	4,748,062	4,688,130
Deferred costs, net of accumulated amortization of $627,104 and $612,953, respectively	352,516	366,667
Other assets	607,226	749,674

Total assets	$18,827,073	$19,255,547

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating Liabilities
Mortgage notes payable	$30,740,426	$30,836,027
Accounts payable	1,035,422	1,018,576
Accrued interest payable	9,447,090	9,248,146
Security deposit payable	377,415	359,273
Due to local general partners and affiliates	1,848,490	2,079,679
Due to general partners and affiliates	5,506,373	5,434,965

Total liabilities	48,955,216	48,976,666

Commitments and contingencies (Note 6)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(27,119,622)	(26,875,523)
General partners	324,008	326,474
Independence Tax Credit Plus L.P. III total	(26,795,614)	(26,549,049)

Noncontrolling interests	(3,332,529)	(3,172,070)

Total partners’ capital (deficit)	(30,128,143)	(29,721,119)

Total liabilities and partners’ capital (deficit)	$18,827,073	$19,255,547

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010*

Revenues
Rental income	$1,497,615	$1,489,726
Other income	40,495	40,730

Total revenues	1,538,110	1,530,456

Expenses
General and administrative	496,692	521,868
General and administrative-related parties (Note 2)	188,928	200,021
Repairs and maintenance	294,554	286,854
Operating	231,895	198,730
Taxes	63,263	72,092
Insurance	93,524	107,142
Financial, principally interest	338,075	350,561
Depreciation and amortization	154,128	174,536

Total expenses from operations	1,861,059	1,911,804

Loss from operations	(322,949)	(381,348)
Loss from discontinued operations	-	(82,091)

Net loss	(322,949)	(463,439)

Net loss attributable to noncontrolling interests from operations	76,384	7,310
Net loss attributable to noncontrolling interests from discontinued operations	-	824

Net loss attributable to noncontrolling interests	76,384	8,134

Net loss attributable to Independence Tax Credit Plus L.P. III	$(246,565)	$(455,305)

Loss from operations – limited partners	(244,099)	(370,298)
Loss from discontinued operations – limited partners	-	(80,454)
Net loss – limited partners	$(244,099)	$(450,752)

Number of BACs outstanding	43,440	43,440

Loss from operations per BAC	$(5.62)	$(8.54)
Loss from discontinued operations per BAC	-	(1.84)

Net loss per BAC	$(5.62)	$(10.38)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2011	$(29,721,119)	$(26,875,523)	$326,474	$(3,172,070)

Net loss – three months ended June 30, 2011	(322,949)	(244,099)	(2,466)	(76,384)

Distributions	(84,075)	-	-	(84,075)

Partners’ (deficit) capital – June 30, 2011	$(30,128,143)	$(27,119,622)	$324,008	$(3,332,529)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010*

Cash flows from operating activities:
Net loss	$(322,949)	$(463,439)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of property	-	(42,454)
Changes in assets and liabilities:
Depreciation and amortization	154,128	176,911
Increase in accounts payable	16,846	331,280
Increase in accrued interest payable	198,944	357,401
Increase in security deposit payable	18,142	3,550
(Increase) decrease in cash held in escrow	(55,298)	172,410
Decrease (increase) in other assets	142,447	(219,370)
Decrease in due to local general partners and affiliates	(235,898)	(270,229)
Increase in due to general partner and affiliates	71,408	82,875

Total adjustments	310,719	592,374

Net cash (used in) provided by operating activities	(12,230)	128,935

Cash flows from investing activities:
Purchase of property and equipment	(1,885)	(1,000)
Increase in cash held in escrow	(4,634)	(4,405)
Increase (decrease) in due to local general partners and affiliates	4,709	(115,836)

Net cash used in investing activities	(1,810)	(121,241)

Cash flows from financing activities:
Repayments of mortgage notes	(95,601)	(96,211)
Repayment of advances to local general partners and affiliates	-	(115,066)
Distributions to noncontrolling interests	(84,075)	-

Net cash used in financing activities	(179,676)	(211,277)

Net decrease in cash and cash equivalents	(193,716)	(203,583)
Cash and cash equivalents at beginning of period	1,854,271	2,168,916
Cash and cash equivalents at end of period	$1,660,555	$1,965,333

Summarized below are the components of the gain on sale of property:

Decrease in accounts payable and other liabilities	$-	$(42,454)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and sixteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”).  As of June 30, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30, 2011.  All subsidiaries have fiscal quarters ending March 31  2011.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1  through June 30 .  The Partnership’s fiscal quarter ends June 30  in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), net loss attributable to noncontrolling interests amounted to approximately $76,000 and $8,000 for the three months ended June 30, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2011 and the results of operations and its cash flows for the three months ended June 30, 2011 and 2010.  However, the operating results and cash flows for the three months ended June 30, 2011 may not be indicative of the results for the year.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
	2011	2010*

Partnership management fees (a)	$64,825	$72,500
Expense reimbursement (b)	49,172	52,577
Local administrative fee (c)	12,438	16,214
Total general and administrative - General Partner	126,435	141,291
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	62,493	58,730
Total general and administrative-related parties	$188,928	$200,021

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010*

Local administrative fee (c)	$-	$625
Total general and administrative-General Partner	-	625
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	-	11,926
Total general and administrative-related parties	$-	$12,551

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,585,000 and $3,520,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2011, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $860,000 and $860,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $568,000 and $561,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of June 30, 2011 and March 31, 2011, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of June 30, 2011 and March 31, 2011, the Partnership owed Centerline Corporate Partners V LP, an affiliate of the General Partner, approximately $149,000 and the General Partner approximately $259,000 for advances made to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payment of these operating advances has been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner and its affiliates do not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	June 30,	March 31,
	2011	2011

Operating advances	$426,423	$649,651
Development fee payable	839,673	834,964
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	204,008	204,008
Management and other operating fees	215,564	228,234

	$1,848,490	$2,079,679

C)  Advances from Partnership to Local Partnerships

As of June 30, 2011 and March 31, 2011, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $878,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation.  The following table summarizes these advances:

	June 30,	March 31,
	2011	2011

New Zion	$2,655	$2,655
Knickerbocker Avenue	454,441	454,441
Lafayette Avenue	416,094	416,094
Sumpter Commons	5,075	5,075

	$878,265	$878,265

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	At June 30, 2011		At March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

LIABILITIES:
Mortgage notes	$30,740,426	$15,205,175	$30,836,027	$15,030,431

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  As of June 30, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2011, there were no properties classified as discontinued operations.  For the three months ended June 30, 2010, Jefferis Square, which was sold during the year ended March 31, 2011, and Livingston Manor, which was sold during the three months ended March 31, 2010, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2011	2010*

Revenues

Rental income	$-	$150,603
Other	-	3,465
Loss on sale of property (Note 4)	-	(42,454)

Total revenue	-	111,614

Expenses
General and administrative	-	41,597
General and administrative-related parties (Note 2)	-	12,551
Repairs and maintenance	-	24,929
Operating and other	-	18,150
Insurance	-	2,565
Taxes	-	6,538
Interest	-	85,000
Depreciation and amortization	-	2,375

Total expenses	-	193,705

Loss from discontinued operations	-	(82,091)

Noncontrolling interest in loss of subsidiaries from discontinued operations	-	824

Loss from discontinued operations – Independence Tax Credit Plus LP III	$-	$(81,267)

Loss — limited partners from discontinued operations	$-	$(80,454)

Number of BACs outstanding	43,440	43,440

Loss from discontinued operations per BAC	$-	$(1.84)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Cash flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2011		2010*

Net cash provided by operating activities		$-	$10,137
Net cash used in investing activities	$		$(1,880)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2011, the Partnership’s liabilities exceeded assets by $30,128,143 and for the three months ended June 30, 2011 the Partnership incurred a net loss of $322,949.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $3,585,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2011, the Partnership wrote off approximately $575,000 of such management fees.

All of the mortgage payable balance of $30,740,426 and the accrued interest payable balance of $9,447,090 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $812,000 at June 30, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $48,000 for the three months ended June 30, 2011.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)

In prior years and in 2011, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at June 30, 2011 and March 31, 2011 was zero as a result of prior years’ losses and the noncontrolling interests balance was $(167,000) and $(166,000), respectively.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $18,000 and $21,000 for the three months ended June 30, 2011 and 2010, respectively.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Brannon Group, L.C. (“Keys”)

Keys had obligations that matured on March 31, 2011 in the amount of $1,246,798.  Keys’ management has obtained an extension and is currently working with the lender to refinance its obligations.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.

The Partnership’s investment in Keys at June 30, 2011 and March 31, 2011 was zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,618,000) and $(2,543,000), respectively.  Keys’ net income (loss) after noncontrolling interests amounted to approximately $24,000 and $(17,000) for the three months ended June 30, 2011 and 2010, respectively.

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

c)	Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of June 30, 2011, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $752,675 as of March 31  2011.

d)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

e)	Cash Distributions

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

Property management fees incurred by Local Partnerships amounted to $106,067 and $128,466 for the three months ended June 30, 2011 and 2010, respectively.  Of these fees, $62,493 and $70,657 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $0 and $11,926 of fees relating to discontinued operations.

g)	Other

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

h)	Subsequent Events

Management has evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  As of June 30, 2011, the Partnership has sold its limited partnership interests in four Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $12,000 and $2,000, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the three months ended June 30, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $194,000.  This decrease was due to cash used in operating activities ($12,000), principal payments of mortgage notes ($96,000), purchases of property and equipment ($2,000), an increase in cash held in escrow relating to investing activities ($5,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($84,000), which exceeded a net decrease in due to local general partners and affiliates relating to investing and financing activities $5,000.  Included in the adjustment to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $154,000.

Total expenses for the three months ended June 30, 2011 and 2010, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $1,179,928 and $1,186,686, respectively.

Accounts payable as of June 30, 2011 and March 31, 2011 were $1,035,422 and $1,018,576, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of June 30, 2011 and March 31, 2011 was $9,447,090 and $9,248,146, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $812,000 at June 30, 2011.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,585,000 and $3,520,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Through March 31, 2011, only Mansion Court Phase II Venture (“Mansion Court”) was required to recapture $489,362 of low-income housing Tax Credits.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2011.

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

	At June 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$30,740,426	$15,205,175	$30,836,027	$15,030,431

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 7, Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued under Topic 220, Comprehensive Income, ASU 2011-05, “Presentation of Comprehensive Income”.  The amendments in this ASU require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  In addition, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  However, early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

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

Through June 30, 2011, the Partnership has recorded approximately $30,350,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of June 30, 2011.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2011 and 2010 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 1% for the three months ended June 30, 2011 as compared to the corresponding periods in 2010, primarily due to an increase in rental rates and occupancies at several Local Partnerships, partially offset by a decrease in rental subsidy income at one Local Partnership.

Operating expense increased approximately $33,000 for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to increases in utility costs at several Local Partnerships.

Insurance expense decreased approximately $14,000 for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to reductions in insurance premiums at two Local Partnerships.

Depreciation and amortization expense decreased approximately $20,000 for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at eight Local Partnerships.

Total expenses excluding operating expense, insurance expense and depreciation and amortization expense remained consistent with a decrease of approximately 3% for the three months ended June 30, 2011 as compared to the corresponding period in 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 10% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2011.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	August 11, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 11, 2011			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer