Form 10-Q
period 2011-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2011-11-08
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
ASSETS	(Unaudited)	(Audited)

Operating Assets
Property and equipment at cost, net of accumulated depreciation of $22,781,080 and $23,866,683, respectively	$9,347,737	$11,596,805
Cash and cash equivalents	1,836,220	1,854,271
Cash held in escrow	4,703,669	4,688,130
Deferred costs, net of accumulated amortization of $539,913 and $612,953, respectively	265,637	366,667
Other assets	683,605	749,674

Total assets	$16,836,868	$19,255,547

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating Liabilities
Mortgage notes payable	$28,097,884	$30,836,027
Accounts payable	1,037,527	1,018,576
Accrued interest payable	9,618,948	9,248,146
Security deposit payable	334,388	359,273
Due to local general partners and affiliates	2,049,773	2,079,679
Due to general partners and affiliates	5,574,018	5,434,965

Total liabilities	46,712,538	48,976,666

Commitments and contingencies (Note 6)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(27,327,496)	(26,875,523)
General partners	321,908	326,474
Independence Tax Credit Plus L.P. III total	(27,005,588)	(26,549,049)

Noncontrolling interests	(2,870,082)	(3,172,070)

Total partners’ capital (deficit)	(29,875,670)	(29,721,119)

Total liabilities and partners’ capital (deficit)	$16,836,868	$19,255,547

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010*	2011	2010*

Revenues
Rental income	$1,484,980	$1,347,647	$2,847,808	$2,710,812
Other income	89,487	66,332	129,911	106,999

Total revenues	1,574,467	1,413,979	2,977,719	2,817,811

Expenses
General and administrative	522,477	597,357	1,002,949	1,040,762
General and administrative-related parties (Note 2)	174,333	174,500	351,577	364,101
Repairs and maintenance	200,136	226,161	485,476	548,802
Operating	170,544	201,310	363,928	372,994
Taxes	65,597	67,974	128,860	140,066
Insurance	91,297	93,945	178,386	194,738
Financial, principally interest	315,338	316,660	623,787	638,192
Depreciation and amortization	129,138	149,906	258,278	299,895

Total expenses from operations	1,668,860	1,827,813	3,393,241	3,599,550

Loss from operations	(94,393)	(413,834)	(415,522)	(781,739)
Income (loss) from discontinued operations	453,442	(86,318)	451,621	(181,852)

Net income (loss)	359,049	(500,152)	36,099	(963,591)

Net (income) loss attributable to noncontrolling interests from operations	(33,827)	24,997	42,550	32,181
Net (income) loss attributable to noncontrolling interests from discontinued operations	(535,195)	856	(535,188)	1,806

Net (income) loss attributable to noncontrolling interests	(569,022)	25,853	(492,638)	33,987

Net loss attributable to Independence Tax Credit Plus L.P. III	$(209,973)	$(474,299)	$(456,539)	$(929,604)

Loss from operations – limited partners	(126,938)	(384,949)	(369,242)	(742,062)
Loss from discontinued operations – limited partners	(80,935)	(84,607)	(82,731)	(178,246)
Net loss – limited partners	$(207,873)	$(469,556)	$(451,973)	$(920,308)

Number of BACs outstanding	43,440	43,440	43,440	43,440

Loss from operations per BAC	$(2.92)	$(8.86)	$(8.50)	$(17.08)
Loss from discontinued operations per BAC	(1.86)	(1.95)	(1.90)	(4.11)

Net loss per BAC	$(4.78)	$(10.81)	$(10.40)	$(21.19)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2011	$(29,721,119)	$(26,875,523)	$326,474	$(3,172,070)

Net income (loss) – six months ended September 30, 2011	36,099	(451,973)	(4,566)	492,638

Distributions	(190,650)	-	-	(190,650)

Partners’ (deficit) capital – September 30, 2011	$(29,875,670)	$(27,327,496)	$321,908	$(2,870,082)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$36,099	$(963,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of property	(441,490)	42,454
Depreciation and amortization	308,255	353,769
Changes in assets and liabilities:
(Decrease) increase in accounts payable	(54,869)	245,946
Increase in accrued interest payable	370,802	702,707
Increase in security deposit payable	26,481	5,434
(Increase) decrease in cash held in escrow	(133,414)	163,691
Increase in other assets	(75,721)	(256,622)
Decrease in due to local general partners and affiliates	(28,732)	(206,935)
Increase in due to general partner and affiliates	139,053	132,143

Total adjustments	110,365	1,182,587

Net cash provided by operating activities	146,464	218,996

Cash flows from investing activities:
Purchase of property and equipment	(4,991)	(3,563)
Proceeds from sale of properties	280,000	-
Costs related to sale of properties	(43,985)	-
Increase in cash held in escrow	(32,402)	(54,257)
Increase (decrease) in due to local general partners and affiliates	9,418	(115,836)

Net cash provided by (used in) investing activities	208,040	(173,656)

Cash flows from financing activities:
Repayments of mortgage notes	(181,905)	(170,507)
Repayment of advances to local general partners and affiliates	-	(127,066)
Distributions to noncontrolling interests	(190,650)	(102,371)

Net cash used in financing activities	(372,555)	(399,944)

Net decrease in cash and cash equivalents	(18,051)	(354,604)
Cash and cash equivalents at beginning of period	1,854,271	2,168,916
Cash and cash equivalents at end of period	$1,836,220	$1,814,312

Summarized below are the components of the gain on sale of property:

Proceeds from sale of property – net	$(236,015)	$-
Decrease in property and equipment, net of accumulated depreciation	1,974,108	-
Decrease in deferred costs	72,728	-
Decrease in prepaid expenses and other assets	141,789	-
Decrease in cash held in escrow	150,277	-
Increase in accounts payable and other liabilities	73,818	42,454
Decrease in security deposit payable	(51,366)	-
Decrease in mortgage note payable	(2,556,237)	-
Decrease in due to local general partners and affiliates	(10,592)	-

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and sixteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnerships, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local General Partners”). During the six months ended September 30, 2011, the Partnership has sold its limited partnership interests in two local Partnerships. As of September 30, 2011, the Partnership has sold its limited partnership interests in six Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30, 2011.  All subsidiaries have fiscal quarters ending June 30  2011.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1  through September 30 .  The Partnership’s fiscal quarter ends September 30  in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), net (income) loss attributable to noncontrolling interests amounted to approximately $(569,000) and $26,000 and $(493,000) and $34,000 for the three and six months ended September 30, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2011 and the results of operations for the three and six months ended September 30, 2011 and 2010 and its cash flows for the six months ended September 30, 2011 and 2010. However, the operating results and cash flows for the six months ended September 30, 2011 may not be indicative of the results for the year.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011	2010 *

Partnership management fees (a)	$62,500	$57,618	$127,325	$130,118
Expense reimbursement (b)	49,171	52,577	98,343	105,154
Local administrative fee (c)	11,188	14,964	22,375	29,928
Total general and administrative - General Partner	122,859	125,159	248,043	265,200
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	51,474	49,341	103,534	98,901
Total general and administrative-related parties	$174,333	$174,500	$351,577	$364,101

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011	2010 *

Local administrative fee (c)	$1,250	$1,875	$2,500	$3,750
Total general and administrative-General Partner	1,250	1,875	2,500	3,750
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	11,192	16,813	21,625	37,909
Total general and administrative-related parties	$12,442	$18,688	$24,125	$41,659

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,647,000 and $3,520,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2011, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $860,000 and $860,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $568,000 and $561,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of September 30, 2011 and March 31, 2011, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of September 30, 2011 and March 31, 2011, the Partnership owed Centerline Corporate Partners V LP, an affiliate of the General Partner, approximately $153,000 and the General Partner approximately $259,000 for advances made to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payment of these operating advances has been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner and its affiliates do not intend to demand payment of the deferred advances beyond the Partnership’s ability to pay them.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	September 30,	March 31,
	2011	2011

Operating advances	$651,888	$649,651
Development fee payable	844,382	834,964
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	204,008	204,008
Management and other operating fees	186,673	228,234

	$2,049,773	$2,079,679

C)  Advances from Partnership to Local Partnerships

As of September 30, 2011 and March 31, 2011, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $8,000 and $878,000 primarily in conjunction with the Local Partnership’s contribution agreements. The advances for Knickerbocker Avenue and Lafayette Avenue in the amounts of $454,441 and $416,094, respectively, were written off during the quarter ended September 30, 2011 due to the sale of these properties (see Note 4).  Such amounts are eliminated in consolidation.  The following table summarizes these advances:

	September 30,	March 31,
	2011	2011

New Zion	$2,655	$2,655
Knickerbocker Avenue	-	454,441
Lafayette Avenue	-	416,094
Sumpter Commons	5,075	5,075

	$7,730	$878,265

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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

	At September 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$28,097,884	$14,332,453	$30,836,027	$15,030,431

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years. During the six months ended September 30, 2011, the Partnership sold its limited partnership interests in two local Partnerships.  As of September 30, 2011, the Partnership has sold its limited partnership interests in six Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-9-A Partners, L.P. (“Lafayette Avenue”) to an affiliate of the Local General Partner for a sales price of $30,000.  The Partnership did not receive any cash after the repayment of other liabilities.  The sale resulted in a gain of approximately $874,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2011.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-10K Partners, L.P. (“Knickerbocker Apartment”) to an affiliate of the Local General Partner for a sales price of $250,000.  The Partnership received approximately $236,000 after the repayment of other liabilities of approximately $14,000.  The sale resulted in a loss of approximately $433,000, resulting from the write-off of the basis in the Local Partnership of approximately $669,000 at the date of the sale and the $236,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2011, Lafayette Avenue and Knickerbocker Apartments, which were sold during the six months ended September 30, 2011, were classified as discontinued operations in the consolidated financial statements.  For the three and six months ended September 30, 2010, Jefferis Square, which was sold during the year ended March 31, 2011, Livingston Manor, which was sold during the quarter ended March 31, 2010, and Lafayette Avenue and Knickerbocker Apartments, in order to present comparable results to the three and six months ended September 30, 2011, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011	2010 *

Revenues

Rental income	$132,636	$193,091	$267,423	$470,255
Other	40	1,224	111	4,752
Gain (loss) on sale of properties (Note 4)	441,490	-	441,490	(42,454)

Total revenue	574,166	194,315	709,024	432,553

Expenses
General and administrative	14,639	31,600	30,860	105,695
General and administrative-related parties (Note 2)	12,442	18,688	24,125	41,659
Repairs and maintenance	9,068	27,415	18,282	62,522
Operating and other	23,436	43,820	61,947	89,016
Insurance	6,618	11,302	13,053	20,216
Taxes	-	6,418	-	12,956
Interest	29,532	114,438	59,158	228,467
Depreciation and amortization	24,989	26,952	49,977	53,874

Total expenses	120,724	280,633	257,402	614,405

Income (loss) from discontinued operations	453,442	(86,318)	451,622	(181,852)

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(535,195)	856	(535,188)	1,806

Loss from discontinued operations – Independence Tax Credit Plus LP III	$(81,753)	$(85,462)	$(83,566)	$(180,046)

Loss — limited partners from discontinued operations	$(80,935)	$(84,607)	$(82,731)	$(178,246)

Number of BACs outstanding	43,440	43,440	43,440	43,440

Loss from discontinued operations per BAC	$(1.86)	$(1.95)	$(1.90)	$(4.11)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Cash flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2011	2010*

Net cash provided by operating activities	$(2,230,355)	$(121,339)
Net cash provided by (used in) investing activities	$234,603	$(6,719)
Net cash used in financing activities	$(22,107)	$(27,928)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2011, the Partnership’s liabilities exceeded assets by $29,875,670 and for the six months ended September 30, 2011 the Partnership incurred a net income of $36,099, although this included gain on sale of properties of $441,490. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $3,647,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2011, the Partnership wrote off approximately $575,000 of such management fees.

All of the mortgage payable balance of $28,097,884 and the accrued interest payable balance of $9,618,948 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,139,000 at September 30, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $70,000 for the six months ended September 30, 2011.

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

The Partnership’s investment in Mansion Court at September 30, 2011 and March 31, 2011 was zero as a result of prior years’ losses and the noncontrolling interests balance was $(167,000) and $(166,000), respectively.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $27,000 and $30,000 for the six months ended September 30, 2011 and 2010, respectively.

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
September 30, 2011
(Unaudited)

Brannon Group, L.C. (“Keys”)

Keys had obligations that matured on March 31, 2011 in the amount of $1,246,798.  Keys’ management has obtained an extension and is currently working with the lender to refinance its obligations.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.

The Partnership’s investment in Keys at September 30, 2011 and March 31, 2011 was zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,619,000) and $(2,543,000), respectively.  Keys’ net income (loss) after noncontrolling interests amounted to approximately $24,000 and $(43,000) for the six months ended September 30, 2011 and 2010, respectively.

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

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of September 30, 2011, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $747,362 as of June 30  2011.

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

Property management fees incurred by Local Partnerships amounted to $105,751 and $124,231 and $211,818 and $237,724 for the three and six months ended September 30, 2011 and 2010, respectively.  Of these fees, $62,666  and $66,154  and $125,159 and $136,810 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $11,192 and $16,813 and $21,625 and $37,909 of fees relating to discontinued operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  During the six months ended September 30, 2011, the Partnership sold its limited partnership interests in two local Partnerships. As of September 30, 2011, the Partnership sold its limited partnership interests in six Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the six months ended September 30, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $114,000 and $91,000, respectively. Additionally, during the six months ended September 30, 2011 and 2010, the Partnership received approximately $236,000 and $0, respectively, of distributions from the sale of local Partnerships. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the six months ended September 30, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $18,000.  This decrease was due to payments of mortgage notes $(182,000), purchases of property and equipment $(5,000), costs related to sale of properties $(44,000), an increase in cash held in escrow relating to investing activities $(32,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests $(191,000), which exceeded cash provided by operating activities $146,000,  proceeds from sale of properties $280,000 and net decrease in due to local general partners and affiliates relating to investing activities $9,000.  Included in the adjustment to reconcile the net income to cash provided by operating activities is depreciation and amortization of approximately $308,000 and gain on sale of properties of approximately $441,000.

Total expenses for the three and six months ended September 30, 2011 and 2010, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $1,050,051 and $1,186,749 and $2,159,599 and $2,297,362, respectively.

Accounts payable as of September 30, 2011 and March 31, 2011 were $1,037,527 and $1,018,576, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of September 30, 2011 and March 31, 2011 was $9,618,948 and $9,248,146, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,139,000 at September 30, 2011.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,647,000 and $3,520,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2011.

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

	At September 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$28,097,884	$14,332,453	$30,836,027	$15,030,431

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

Through September 30, 2011, the Partnership has recorded approximately $30,350,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no Local Partnerships whose assets are classified as property and equipment as held for sale as of September 30, 2011.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2011 and 2010 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 10% and 5% for the three and six months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to an increase in rental rates and occupancies at several Local Partnerships.

Other income increased approximately $23,000 for both the three and six months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to a real estate tax refund received in current year at one Local Partnership and an increase in interest income earned on cash investment balances at a second Local Partnership.

Total expenses excluding general administrative, repairs and maintenance, operating and depreciation and amortization expense remained consistent with a decrease of approximately 1% and 4% for the three and six months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010.

General and administrative expense decreased approximately $60,000 for the three months ended September 30, 2011, respectively, as compared to the corresponding period in 2010, primarily due to a decrease in office expenses at one Local Partnership, a decrease in professional fees caused by the timing difference of invoices paid at a second Local Partnership and a decrease in payroll expense at a third Local Partnership.

Repairs and maintenance expense decreased approximately $41,000 and $63,000 for the three and six months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010 primarily due to a decrease in repair contracts, janitorial supplies and monitoring expense at one Local Partnership and a decrease in repair contracts, decorating costs and snow removal costs at a second Local Partnership, partially offset by an increase in repair contracts and supplies at a third Local Partnership.

Operating expense decreased approximately $31,000 for the three months ended September 30, 2011, as compared to the corresponding period in 2010, primarily due to a decrease in utility costs caused by the timing difference of invoices paid at one Local Partnership.

Depreciation and amortization expense decreased approximately $21,000 and $42,000 for the three and six months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at eight Local Partnerships.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	November 8, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 8, 2011			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer