Form 10-Q
period 2011-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2012-02-14
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2011	2011
ASSETS	(Unaudited)	(Audited)

Operating assets
Property and equipment at cost, net of accumulated depreciation of $17,227,139 and $23,866,683, respectively	$6,219,911	$11,596,805
Cash and cash equivalents	1,411,935	1,854,271
Cash held in escrow	4,188,188	4,688,130
Deferred costs, net of accumulated amortization of $360,486 and $612,953, respectively	233,228	366,667
Other assets	605,738	749,674

Total operating assets	12,659,000	19,255,547

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $4,196,538 and $0, respectively	2,770,609	-
Net assets held for sale	653,608	-
Total assets from discontinued operations	3,424,217	-

Total assets	$16,083,217	$19,255,547

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable	$20,774,543	$30,836,027
Accounts payable	901,806	1,018,576
Accrued interest payable	4,963,125	9,248,146
Security deposit payable	244,267	359,273
Due to local general partners and affiliates	1,063,562	2,079,679
Due to general partners and affiliates	4,977,867	5,434,965

Total operating liabilities	32,925,170	48,976,666

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	4,751,686	-
Net liabilities held for sale	5,008,687	-
Total liabilities from discontinued operations	9,760,373	-

Total liabilities	42,685,543	48,976,666

Commitments and contingencies (Note 7)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(24,452,014)	(26,875,523)
General partners	395,964	326,474

Independence Tax Credit Plus L.P. III total	(24,056,050)	(26,549,049)

Noncontrolling interests	(2,546,276)	(3,172,070)

Total partners’ capital (deficit)	(26,602,326)	(29,721,119)

Total liabilities and partners’ capital (deficit)	$16,083,217	$19,255,547

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010*	2011	2010*

Revenues
Rental income	$940,039	$879,524	$2,865,289	$2,705,199
Other income	34,102	32,728	108,727	111,664

Total revenues	974,141	912,252	2,974,016	2,816,863

Expenses
General and administrative	465,220	293,189	1,228,191	1,057,448
General and administrative-related parties (Note 2)	145,488	135,825	454,340	459,165
Repairs and maintenance	254,001	169,401	571,439	577,240
Operating	136,692	114,348	420,467	403,136
Taxes	40,582	40,982	124,255	124,523
Insurance	57,153	56,794	165,461	175,165
Financial, principally interest	183,378	194,939	541,270	563,993
Depreciation and amortization	83,020	101,495	249,077	304,486

Total expenses from operations	1,365,534	1,106,973	3,754,500	3,665,156

Loss from operations	(391,393)	(194,721)	(780,484)	(848,293)
Income from discontinued operations	3,619,726	4,652,898	4,044,917	4,342,880

Net income	3,228,333	4,458,177	3,264,433	3,494,587

Net loss attributable to noncontrolling interests from operations	1,364	940	2,401	3,221
Net (income) loss attributable to noncontrolling interests from discontinued operations	(325,170)	(9,797)	(818,845)	21,909

Net (income) loss attributable to noncontrolling interests	(323,806)	(8,857)	(816,444)	25,130

Net income attributable to Independence Tax Credit Plus L.P. III	$2,904,527	$4,449,320	$2,447,989	$3,519,717

Loss from operations – limited partners	(386,129)	(191,843)	(770,302)	(836,622)
Income from discontinued operations – limited partners	3,261,611	4,596,670	3,193,811	4,321,141
Net income – limited partners	$2,875,482	$4,404,827	$2,423,509	$3,484,519

Number of BACs outstanding	43,440	43,440	43,440	43,440

Loss from operations per BAC	$(8.89)	$(4.42)	$(17.73)	$(19.26)
Income from discontinued operations per BAC	75.08	105.82	73.52	99.47

Net income per BAC	$66.19	$101.40	$55.79	$80.21

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2011	$(29,721,119)	$(26,875,523)	$326,474	$(3,172,070)

Net income – nine months ended December 31, 2011	3,264,433	2,423,509	24,480	816,444

Contributions – write-off of related party debt	45,010	-	45,010	-

Distributions	(190,650)	-	-	(190,650)

Partners’ (deficit) capital – December 31, 2011	$(26,602,326)	$(24,452,014)	$395,964	$(2,546,276)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$3,264,433	$3,494,586
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(4,143,829)	(4,789,772)
Depreciation and amortization	450,546	530,731
Changes in assets and liabilities:
(Decrease) increase in accounts payable	(45,303)	237,801
Increase in accrued interest payable	554,277	966,240
Increase in security deposit payable	28,815	5,370
Increase in cash held in escrow	(269,522)	(180,308)
Increase in other assets	(81,384)	(348,101)
Increase in due to local general partners and affiliates	122,640	87,987
Increase in due to general partner and affiliates	185,283	197,558

Total adjustments	(3,198,477)	(3,292,494)

Net cash provided by operating activities	65,956	202,092

Cash flows from investing activities:
Purchase of property and equipment	(4,991)	(3,563)
Proceeds from sale of properties	280,000	25,000
Costs related to sale of properties	(43,985)	(22,804)
Increase in cash held in escrow	(24,128)	(55,013)
Decrease in due to local general partners and affiliates	(192,628)	(110,836)

Net cash provided by (used in) investing activities	14,268	(167,216)

Cash flows from financing activities:
Repayments of mortgage notes	(252,551)	(255,023)
Repayment of advances to local general partners and affiliates	-	(147,066)
Distributions to noncontrolling interests	(190,650)	(102,371)

Net cash used in financing activities	(443,201)	(504,460)

Net decrease in cash and cash equivalents	(362,977)	(469,584)
Cash and cash equivalents at beginning of period	1,854,271	2,168,916
Cash and cash equivalents at end of period *	$1,491,294	$1,699,332

Summarized below are the components of the gain on sale of property:

Proceeds from sale of property – net	$(236,015)	$(2,196)
Decrease in property and equipment, net of accumulated depreciation	2,201,897	179,068
Decrease in deferred costs	80,631	5,785
Decrease in prepaid expenses and other assets	154,897	63,515
Decrease in cash held in escrow	301,407	69,685
Increase (decrease) in accounts payable and other liabilities	24,193	(8,246)
Decrease in accrued interest payable	(1,175,689)	(3,153,326)
Decrease in security deposit payable	(60,871)	(19,057)
Decrease in mortgage note payable	(5,057,247)	(1,900,000)
Decrease in due to local general partners and affiliates	(352,042)	(5,000)
Decrease in due to General Partners and affiliates	(70,000)	(32,500)
Capital contribution – General Partners	45,010	12,500

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $79,359 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and sixteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local Partnerships”).

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31, 2011.  All subsidiaries have fiscal quarters ending September 30  2011.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1  through December 31 .  The Partnership’s fiscal quarter ends December 31  in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), net (income) loss attributable to noncontrolling interests amounted to approximately $(324,000) and $(9,000) and $(816,000) and $25,000 for the three and nine months ended December 31, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2011 and the results of operations for the three and nine months ended December 31, 2011 and 2010 and its cash flows for the nine months ended December 31, 2011 and 2010. However, the operating results and cash flows for the nine months ended December 31, 2011 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In December 2011, the FASB issued under Topic 220, Comprehensive Income, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.  The amendments in this ASU are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update.  For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  However, early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

In December 2011, the FASB issued under Topic 210, Balance Sheet, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

In December 2011, the FASB issued under Topic 360, Property, Plant, and Equipment, ASU 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)”.  Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010 *	2011	2010 *

Partnership management fees (a)	$42,010	$54,325	$169,335	$184,443
Expense reimbursement (b)	59,766	38,955	158,109	144,109
Local administrative fee (c)	6,375	10,151	19,126	30,454
Total general and administrative - General Partner	108,151	103,431	346,570	359,006
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	37,337	32,394	107,770	100,159
Total general and administrative-related parties	$145,488	$135,825	$454,340	$459,165

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010 *	2011	2010 *

Local administrative fee (c)	$6,063	$6,688	$18,188	$20,063
Total general and administrative-General Partner	6,063	6,688	18,188	20,063
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	23,580	32,261	78,306	101,307
Total general and administrative-related parties	$29,643	$38,949	$96,494	$121,370

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $3,689,000 and $3,520,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2011, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $856,000 and $860,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $502,000 and $561,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2011 and March 31, 2011, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of December 31, 2011 and March 31, 2011, the Partnership owed Centerline Corporate Partners V LP, an affiliate of the General Partner, approximately $155,000 (including accrued interest) and the General Partner approximately $259,000 (non-interest bearing) for advances made to two Local Partnerships.  These advances represent amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payment of these operating advances has been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner and its affiliates do not intend to demand payment of the deferred advances beyond the Partnership’s ability to pay them.

As of December 31, 2011 and March 31, 2011, the Partnership owed $3,000 and $0, respectively, to the General Partner for expenses it paid on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	December 31,	March 31,
	2011	2011

Operating advances	$450,043	$649,651
Development fee payable	52,249	834,964
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	204,008	204,008
Management and other operating fees	194,440	228,234

	$1,063,562	$2,079,679

Due to local general partners and affiliates from discontinued liabilities consists of the following:

	December 31,	March 31,
	2011	2011

Development fee payable	590,087	-
Management and other operating advances	4,000	-

	$594,087	$-

C)  Advances from Partnership to Local Partnerships

As of December 31, 2011 and March 31, 2011, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $8,000 and $878,000 primarily in conjunction with the Local Partnership’s contribution agreements. The advances for Knickerbocker Avenue and Lafayette Avenue in the amounts of $454,441 and $416,094, respectively, were written off during the quarter ended September 30, 2011 due to the sale of these properties (see Note 4).  Such amounts are eliminated in consolidation.  The following table summarizes these advances:

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

	December 31,	March 31,
	2011	2011

New Zion	$2,655	$2,655
Knickerbocker Avenue	-	454,441
Lafayette Avenue	-	416,094
Sumpter Commons	5,075	5,075

	$7,730	$878,265

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

	At December 31, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$25,526,229	$13,971,735	$30,836,027	$15,030,431

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the nine months ended December 31, 2011, the Partnership sold its limited partnership interests in four Local Partnerships.  As of December 31, 2011, the Partnership has sold its limited partnership interests in eight Local Partnerships. In addition, as of December 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

On December 31, 2011, the Partnership sold its limited partnership interests in Mansion Court Phase II Venture (“Mansion Court”) and Aspen-Olive Associates (“Aspen-Olive”), collectively, Independence Tax Credit Fund, L.P., to an affiliate of the Local General Partner for a sales price of $10. The Partnership did not receive any cash after the repayment of other liabilities. The sale resulted in a gain of approximately $3,700,000, resulting from the write-off of the basis in the local Partnerships of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2011. In addition, the sale resulted in a non-cash contribution to the Local Partnerships from the General Partner of approximately $45,000 as a result of the write-off of fees owed by the Local Partnerships to an affiliate of the General Partner.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-9-A Partners, L.P. (“Lafayette Avenue”) to an affiliate of the Local General Partner for a sales price of $30,000.  The Partnership did not receive any cash after the repayment of other liabilities.  The sale resulted in a gain of approximately $874,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2011. An adjustment to the gain of approximately $8,000 was recorded during the quarter ended December 31, 2011, resulting in an overall gain of approximately $882,000.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-10K Partners, L.P. (“Knickerbocker Apartments”) to an affiliate of the Local General Partner for a sales price of $250,000.  The Partnership received approximately $236,000 after the repayment of other liabilities of approximately $14,000.  The sale resulted in a loss of approximately $433,000, resulting from the write-off of the basis in the Local Partnership of approximately $669,000 at the date of the sale and the $236,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. An adjustment to the loss of approximately of $6,000 was recorded during the quarter ended December 31, 2011, resulting in an overall loss of approximately $439,000.

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

NOTE 5 – Assets Held for Sale

On December 5, 2011, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Brannon Group, L.C. (“Keys”) to an unaffiliated third party purchaser for a sales price of $4,000. As of December 31, 2011, Keys had property and equipment, at cost, of approximately $4,099,000, accumulated depreciation of approximately $2,653,000 and mortgage debt of approximately $4,171,000.  The sale is expected to be consummated during the first quarter of 2012. There can be no assurance of when and if the sale will be consummated by this time.

On August 29, 2011, New Zion Apartments (“New Zion”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000. As of December 31, 2011, New Zion had property and equipment, at cost, of approximately $2,791,000, accumulated depreciation of approximately $1,478,000 and mortgage debt of approximately $581,000.  The sale is expected to be consummated during the first quarter of 2012. There can be no assurance of when and if the sale will be consummated by this time.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of December 31, 2011, Keys and New Zion, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheet.  As of March 31, 2011, there were no assets classified as discontinued operations on the consolidated balance sheet.

Consolidated Balance Sheets:

	December 31,	March 31,
	2011	2011

Assets
Property and equipment – less accumulated depreciation of $4,196,538 and $0, respectively	$2,770,609	$-
Cash and cash equivalents	79,359	-
Cash held in escrow	492,185	-
Deferred costs, net of accumulated amortization of $182,694 and $0, respectively	11,643	-
Other assets	70,421	-
Total assets	$3,424,217	$-

Liabilities

Mortgage notes payable	$4,751,686	$-
Accounts payable	95,660	-
Accrued interest payable	3,663,609	-
Security deposit payable	82,950	-
Due to local general partners and affiliates	594,087	-
Due to general partners and affiliates	572,381	-
Total liabilities	$9,760,373	$-

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2011, Lafayette Avenue, Knickerbocker Apartments, Mansion Court and Aspen-Olive, which were sold during the nine months ended December 31, 2011, and Keys and New Zion, which were classified as assets held for sale, were classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2010, Jefferis Square, which was sold during the year ended March 31, 2011, Livingston Manor, which was sold during the quarter ended March 31, 2010, and Lafayette Avenue, Knickerbocker Apartments, Mansion Court, Aspen-Olive, Keys and New Zion, in order to present comparable results to the three and nine months ended December 31, 2011, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010 *	2011	2010 *

Revenues

Rental income	$466,363	$631,099	$1,672,216	$1,986,491
Other	7,849	7,828	47,374	40,643
Gain on sale of properties (Note 4)	3,702,339	4,832,226	4,143,829	4,789,772

Total revenue	4,176,551	5,471,153	5,863,419	6,816,906

Expenses
General and administrative	133,493	156,514	404,330	538,711
General and administrative-related parties (Note 2)	29,643	38,949	96,494	121,370
Repairs and maintenance	76,915	152,361	263,235	355,846
Operating and other	49,698	74,480	191,798	247,702
Insurance	42,384	39,683	125,515	136,266
Taxes	22,593	34,769	67,780	104,250
Interest	142,829	246,032	467,882	743,637
Depreciation and amortization	59,270	75,467	201,468	226,244

Total expenses	556,825	818,255	1,818,502	2,474,026

Income from discontinued operations	3,619,726	4,652,898	4,044,917	4,342,880

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(325,170)	(9,797)	(818,845)	21,909

Income from discontinued operations – Independence Tax Credit Plus LP III	$3,294,556	$4,643,101	$3,226,072	$4,364,789

Income — limited partners from discontinued operations	$3,261,611	$4,596,670	$3,193,811	$4,321,141

Number of BACs outstanding	43,440	43,440	43,440	43,440

Income from discontinued operations per BAC	$75.08	$105.82	$73.52	$99.47

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

Cash flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2011	2010*

Net cash (used in) provided by operating activities	$(302,458)	$1,693,198
Net cash provided by investing activities	$196,851	$157,219
Net cash used in financing activities	$(110,574)	$(2,018,986)

* Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2011, the Partnership’s liabilities exceeded assets by $26,602,326 and for the nine months ended December 31, 2011 the Partnership had net income of $3,264,433, including the gain on sale of properties of $4,143,829. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $3,689,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, at fiscal year-end such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2011, the Partnership wrote off approximately $575,000 of such management fees.

All of the mortgage payable balance of $25,526,229 and the accrued interest payable balance of  8,626,734 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of disposing all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $935,000 at December 31, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $139,000 for the nine months ended December 31, 2011.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)

On December 31, 2011, the Partnership sold its limited partnership interest in Mansion Court (See Note 4). In prior years and in 2011, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however, there is no obligation to do so.  Mansion Court also has experienced a high number of vacancies due to deteriorating conditions in the area.  Management of Mansion Court continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

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
December 31, 2011
(Unaudited)

Brannon Group, L.C. (“Keys”)

Keys had obligations that matured on March 31, 2011 in the amount of $1,246,798.  Keys’ management has obtained an extension and is currently working with the lender to refinance its obligations.  If Keys is unable to raise sufficient funds to meet these obligations, it would raise substantial doubt about its ability to continue as a going concern.

The Partnership’s investment in Keys at December 31, 2011 and March 31, 2011 was zero as a result of prior years’ losses and the noncontrolling interests balance was approximately $(2,668,000) and $(2,543,000), respectively.  Keys’ net income (loss) after noncontrolling interests amounted to approximately $40,000 and $(70,000) for the nine months ended December 31, 2011 and 2010, respectively.

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

On December 5, 2011, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Keys (See Note 5).

c)	Leases

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of December 31, 2011, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $742,049 as of September 30  2011.

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

Property management fees incurred by Local Partnerships amounted to $102,868 and $92,591 and $314,686 and $330,315 for the three and nine months ended December 31, 2011 and 2010, respectively.  Of these fees, $60,917 and $64,655 and $186,076 and $201,466 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $23,580 and $32,261 and $78,306 and $101,307 of fees relating to discontinued operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of disposing of all of its investments.  It is anticipated that the process will continue to take a number of years.  During the nine months ended December 31, 2011, the Partnership sold its limited partnership interests in four Local Partnerships. As of December 31, 2011, the Partnership sold its limited partnership interests in eight Local Partnerships. In addition, as of December 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the nine months ended December 31, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $114,000 and $91,000, respectively. Additionally, during the nine months ended December 31, 2011 and 2010, the Partnership received approximately $236,000 and $25,000, respectively, of distributions from the sale of local Partnerships. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the nine months ended December 31, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $363,000.  This decrease was due to payments of mortgage notes $(253,000), purchases of property and equipment $(5,000), costs related to sale of properties $(44,000), an increase in cash held in escrow relating to investing activities $(24,000),  a decrease in due to local general partners and affiliates relating to investing activities $(193,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests $(191,000), which exceeded cash provided by operating activities $66,000 and proceeds from sale of properties $280,000.  Included in the adjustment to reconcile the net income to cash provided by operating activities is depreciation and amortization of approximately $451,000 and gain on sale of properties of approximately $4,144,000.

Total expenses for the three and nine months ended December 31, 2011 and 2010, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $953,648 and $674,714 and $2,509,813 and $2,337,511, respectively.

Accounts payable as of December 31, 2011 and March 31, 2011 were $901,806 and $1,018,576, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Account payable from discontinued operations totaled $95,660 and $0 as of December 31, 2011 and March 31, 2011, respectively. Accrued interest as of December 31, 2011 and March 31, 2011 was $4,963,125 and $9,248,146, respectively. Accrued interest payable from discontinued operations totaled $3,663,609 and $0 as of December 31, 2011 and March 31, 2011, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $935,000 at December 31, 2011.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,689,000 and $3,520,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2011, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $575,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 7a in Item 1.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2011.

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

	At December 31, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$25,526,229	$13,971,735	$30,836,027	$15,030,431

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

Recent Accounting Pronouncements

In December 2011, the FASB issued under Topic 220, Comprehensive Income, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.  The amendments in this ASU are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update.  For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  However, early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

In December 2011, the FASB issued under Topic 210, Balance Sheet, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

In December 2011, the FASB issued under Topic 360, Property, Plant, and Equipment, ASU 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)”.  Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

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

Through December 31, 2011, the Partnership has recorded approximately $30,350,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are two Local Partnerships whose assets are classified as property and equipment as held for sale as of December 31, 2011.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2011 and 2010 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 6 to the financial statements in Item 1).

Rental income increased by approximately 7% and 6% for the three and nine months ended December 31, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to an increase in rental rates and occupancies at several Local Partnerships.

Total expenses excluding general administrative, repairs and maintenance, operating and depreciation and amortization expense remained consistent with a decrease of approximately 4% and 3% for the three and nine months ended December 31, 2011, respectively, as compared to the corresponding periods in 2010.

General and administrative expense increased approximately $172,000 and $171,000 for the three and nine months ended December 31, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to an increase in legal expenses at one Local Partnership, an increase in payroll expense at a second and a third Local Partnership, an increase in office and bad debt expenses at a fourth Local Partnership and an increase in legal expenses relating to the sale of properties and consulting costs relating to Securities and Exchange Commission compliance requirements at the Partnership level.

Repairs and maintenance expense increased approximately $85,000 for the three months ended December 31, 2011 as compared to the corresponding period in 2010 primarily due to the timing difference of invoices paid at several Local Partnerships. Repairs and maintenance expense remained fairly consistent for the nine months ended December 31, 2011 as compared to the corresponding period in 2010 with a decrease of approximately 1%.

Operating expense increased approximately $22,000 for the three months ended December 31, 2011 as compared to the corresponding period in 2010, primarily due to the timing difference of invoices paid at one Local Partnership. Operating expense remained fairly consistent for the nine months ended December 31, 2011 as compared to the corresponding period in 2010 with an increase of 4%.

Depreciation and amortization expense decreased approximately $18,000 and $55,000 for the three and nine months ended December 31, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at eight Local Partnerships.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	February 14, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 14, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer