Form 10-K
period 2012-03-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2012-06-18
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24650

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Exact name of registrant as specified in its charter)

Delaware	13-3746339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Church Street, New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2011 was $(27,327,000), based on Limited Partner equity as of such date.

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

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98.99% to 99.98%, other than one Local Partnership.  The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  The Partnership had originally acquired interests in twenty Local Partnerships.  During the year ended March 31, 2012, the Partnership sold its limited partnership interests in five Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  As of March 31, 2012, the Partnership has sold its limited partnership interests in nine Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in two other Local Partnerships (see Item 8, Note 12).  As of March 31, 2012, approximately $35,051,000 (including approximately $3,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and including acquisition fees of approximately $2,510,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (including approximately $115,000 being held in escrow), as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire interests in additional Local Partnerships.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the direct capitalization method).  During the year ended March 31, 2012, the Partnership recorded approximately $131,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2012, the Partnership has recorded approximately $30,481,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 30% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sale of Underlying Local Partnerships

The Partnership is in the process of disposing of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the year ended March 31, 2012, the Partnership sold its limited partnership interests in five Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  As of March 31, 2012, the Partnership has sold its limited partnership interests in nine Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in two other Local Partnerships (see Item 8, Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On February 3, 2012, the Partnership sold its limited partnership interest in Brannon Group, L.C. (“Keys”) to an unaffiliated third party purchaser for a sales price of $4,000. The Partnership received $4,000 from the sale.  The sale resulted in a gain of approximately $6,882,000, resulting from the write-off of the basis in the Local Partnership of approximately $6,878,000 at the date of the sale and the $4,000 received from the sale, which was recorded during the quarter ended March 31, 2012.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $288,000 as a result of the write-off of fees and loans owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2011, the Partnership sold its limited partnership interests in Mansion Court Phase II Venture (“Mansion Court”) and Aspen-Olive Associates (“Aspen-Olive”), to an affiliate of the Local General Partner for a sales price of $10. The Partnership did not receive any cash after the repayment of other liabilities. The sale resulted in a gain of approximately $3,700,000, resulting from the write-off of the basis in the Local Partnerships of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2011.  An adjustment to the gain of approximately $29,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain $3,729,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnerships from the General Partner of approximately $50,000 as a result of the write-off of fees owed by the Local Partnerships to an affiliate of the General Partner.

On October 11, 2011, Park Housing Limited Partnership (“Park Terrace”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $244,000 and liabilities of $1,784,000 resulted in a gain of approximately $1,540,000, which was recognized during the quarter ended March 31, 2012. As of the transfer date, Park Terrace had property and equipment, at cost, of approximately $1,201,000, accumulated depreciation of approximately $1,140,000 and mortgage debt of approximately $784,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $20,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-9-A Partners, L.P. (“Lafayette Avenue”) to an affiliate of the Local General Partner for a sales price of $30,000.  The Partnership did not receive any cash after the repayment of other liabilities.  The sale resulted in a gain of approximately $874,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2011.  Adjustments to the gain of approximately $8,000 and $23,000 were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $905,000.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-10K Partners, L.P. (“Knickerbocker Apartments”) to an affiliate of the Local General Partner for a sales price of $250,000.  The Partnership received approximately $236,000 after the repayment of other liabilities of approximately $14,000.  The sale resulted in a loss of approximately $433,000, resulting from the write-off of the basis in the Local Partnership of approximately $669,000 at the date of the sale and the $236,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. Adjustments to the loss of approximately of $6,000 and $(11,000) were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall loss of approximately $427,000.

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

Assets Held for Sale

On August 29, 2011, New Zion Apartments (“New Zion”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000. As of March 31, 2012, New Zion had property and equipment, at cost, of approximately $2,814,000, accumulated depreciation of approximately $1,511,000 and mortgage debt of approximately $562,000.  The Partnership owns a 42.39% limited partnership interest in New Zion. The sale is expected to be consummated during the fourth quarter of 2012. There can be no assurance of when and if the sale will be consummated by this time.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in twenty Local Partnerships, all of which have been consolidated for accounting purposes.  During the year ended March 31, 2012, the Partnership has sold its limited partnership interests in five Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  As of March 31, 2012, the Partnership has sold its limited partnership interests in nine local partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership. In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in another Local Partnership (see Item 8, Note 11). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  Except for the interest in New Zion Apartments, L.P. (“New Zion”), the Partnership’s investment in each Local Partnership represents 98.99% or 99.98% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 42.39% of the partnership interests in the Local Partnership (the other 57.59% of limited partnership interests is owned by affiliates of the Partnership, with the same management).  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

Name and Location		% of Units Occupied at May 1,
(Number of Units)	Date Acquired	2012	2011	2010	2009	2008

Edward Hotel Limited Partnership
Los Angeles, CA (47)	November 1994	98%	94%	87%	96%	94%

Pacific-East L.P.
Brooklyn, NY (39)	December 1994	(b)	(b)	(b)	89%	92%

Overtown Development Group, Ltd.
Miami, FL (65)	December 1994	95%	95%	71%	78%	78%

Sumpter Commons Associates, L.P.
Brooklyn, NY (21)	April 1995	100%	100%	100%	100%	100%

Park Housing Limited Partnership
Hartford, CT (30)	May 1995	(e)	77%	40%	83%	80%

Livingston Manor Urban Renewal Associates, L.P.
New Brunswick, NJ (50)	June 1995	(b)	(b)	(b)	98%	100%

Jefferis Square Housing Partnership L.P.
Chester, PA (36)	June 1995	(c)	(c)	100%	97%	94%

2301 First Avenue Limited Partnership
New York, NY (92)	August 1995	(a)	(a)	(a)	(a)	98%

Lewis Street L.P.
Buffalo, NY (32)	October 1995	94%	90%	94%	97%	97%

Savannah Park Housing Limited Partnership
Washington, DC (64)	October 1995	93%	83%	84%	86%	94%

Brannon Group, L.C.
Leisure City, FL (80)	December 1995	(d)	100%	97%	90%	93%

Mansion Court Phase II Venture
Philadelphia, PA (19)	December 1995	(d)	5%	42%	42%	42%

Primm Place Partners, L.P.
St. Louis, MI (128)	December 1995	99%	98%	97%	95%	97%

BK-9-A Partners L.P.
Brooklyn, NY (23)	December 1995	(d)	96%	100%	100%	96%

BK-10K Partners L.P.
Brooklyn, NY (21)	December 1995	(d)	100%	100%	100%	100%

Aspen-Olive Associates
Philadelphia, PA (22)	October 1996	(d)	95%	100%	100%	95%

West Mill Creek Associates III L.P.
Philadelphia, PA (72)	January 1997	100%	100%	94%	97%	96%

Universal Court Associates
Philadelphia, PA (32)	April 1997	100%	91%	91%	100%	100%

New Zion Apartments
Shreveport, LA (100)	November 1997	100%	99%	99%	98%	99%

Dreitzer House
New York, NY (32)	December 1997	97%	100%	100%	100%	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(e)	The Partnership transferred the deed to the property and related assets and liabilities in lieu of foreclosure during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2012, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which approximately $3,931,000 have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2012, the Partnership had issued and outstanding 43,440 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $43,440,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 43,440 BACs to the purchasers thereof for an aggregate purchase price of $43,440,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2012, the Partnership has approximately 2,533 registered holders of an aggregate of 43,440 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2012.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $35,051,000 (including approximately $3,000 classified as loans repayable from sale/refinancing proceeds in accordance with the contribution agreement with one Local Partnership and not including acquisition fees of approximately $2,510,000) of the net proceeds of its Offering in twenty Local Partnerships of which approximately $120,000 remains to be contributed to the Local Partnerships for payment by them to the original sellers of the Properties (not including approximately $115,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2012, the Partnership did not make any advances to the Local Partnerships.

The Partnership is in the process of disposing of all of its investments.  During the year ended March 31, 2012, the Partnership sold its limited partnership interests in five Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  As of March 31, 2012, the Partnership has sold its limited partnership interests in nine Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in two other Local Partnerships (see Item 8, Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2012, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $117,000 and $91,000, respectively.  Additionally, during the years ended March 31, 2012 and 2011, the Partnership received approximately $225,000 and $0, respectively, in net proceeds from the sale of Local Partnerships’ limited partnership interest.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($260,000).  This decrease was due to the repayment of mortgage notes ($306,000), costs related to sale of properties ($59,000), purchase of property and equipment ($50,000), a net decrease in due to local general partners and affiliates relating to financing activities ($6,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests ($240,000), which exceeded net cash provided by operating activities ($115,000), proceeds from sale of properties ($284,000) and a decrease in cash held in escrow relating to investing activities ($2,000).  Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($588,000), gain on sale of properties of approximately $12,629,000 and loss on impairment of fixed assets of approximately ($131,000).

Total expenses for the year ended March 31, 2012 and 2011, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $3,282,896 and $3,176,913, respectively.

Accounts payable as of March 31, 2012 and 2011 were $327,110 and $1,018,576, respectively. Accounts payable from discontinued operations totaled $9,016 and $0 as of March 31, 2012 and March 31, 2011, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest as of March 31, 2012 and 2011 was $4,602,247 and $9,248,146, respectively. Accrued interest payable from discontinued operations totaled $3,282 and $0 as of March 31, 2012 and March 31, 2011, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $842,000 at March 31, 2012.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $2,957,000 and $3,520,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  During the year ended March 31, 2012, management deemed the unpaid partnership management fees that were related to the properties sold during the year ended March 31, 2012, uncollectible and as a result, wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Through December 31, 2011, only Mansion Court Phase II Venture (“Mansion Court”) was required to recapture $489,362 of low-income housing Tax Credits.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using the direct capitalization method) when the Property is considered to be impaired and the depreciation cost exceeds estimated fair value.

During the year ended March 31, 2012, the Partnership recorded $131,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2012, the Partnership has recorded approximately $30,481,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  The assets of one Local Partnership are classified as property and equipment as held for sale as of March 31, 2012.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2012 and 2011 (the 2011 and 2010 Fiscal Years) excluding the results of its discontinued operation which are not reflected in the following discussion (see Item 8, Note 13).

The net income for the 2011 and 2010 Fiscal Years aggregated $(11,327,889) and $(1,071,859), respectively.

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

2011 vs. 2010

Rental income increased by approximately 7% for the 2011 Fiscal Year as compared to the 2010 Fiscal Year, primarily due to an increase in rental rates, occupancies and tenant assistance payments at several Local Partnerships.

Total expenses excluding depreciation and amortization and loss on impairment of fixed assets remained consistent with an increase of less than 2% for the 2011 Fiscal Year as compared to the 2010 Fiscal Year.

Depreciation and amortization expense decreased approximately $83,000 for the 2011 Fiscal Year as compared to the 2010 Fiscal Year, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the 2010 Fiscal Year at six Local Partnerships.

Loss on impairment of fixed assets amounted to approximately $131,000 and $1,570,000 for the 2011 and 2010 Fiscal Year, respectively.  See Note 4 in Item 8 for detailed discussion on impairments.

Results of Operations of Certain Local Partnerships

Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)

On December 31, 2011, the Partnership sold its limited partnership interest in Mansion Court.  The financial statements for Mansion Court were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of Mansion Court as a going concern.  In prior years and in 2011, Mansion Court sustained operating losses and did not generate sufficient cash flow from operations to meet its obligations.  The Local General Partner provided funding in the past years; however, there was no obligation to do so.  Mansion Court also experienced a high number of vacancies due to deteriorating conditions in the area.

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

Brannon Group, L.C. (“Keys”)

On February 3, 2012, the Partnership sold its limited partnership interest in Keys.  The financial statements for Keys were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of Keys as a going concern.  Keys had obligations that matured on January 1, 2012 in the amount of $1,199,501. However, on January 17, 2012, Keys closed on the refinancing of its mortgages.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2012 and 2011	36

	Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011	37

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2012 and 2011	38

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	39

	Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(a Delaware limited partnership)

We have audited the consolidated balance sheet of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware limited partnership) as of March 31, 2012, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year ended March 31, 2012 (the 2011 Fiscal Year).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fourteen subsidiary partnerships whose income aggregated $12,226,776 for the year ended March 31, 2012, and whose assets constituted 51% of the Partnership's assets at March 31, 2012, presented in the accompanying consolidated financial statements.  The financial statements for thirteen of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statement for one of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audit, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net income aggregated $8,450,604 (2011 Fiscal Year) and their assets aggregated $0 at March 31, 2012.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE MALTER & CO. LLP
RAICH ENDE MALTER & CO. LLP

New York, New York
June 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(a Delaware limited partnership)

We have audited the consolidated balance sheet of Independence Tax Credit Plus L.P. III and Subsidiaries (a Delaware limited partnership) as of March 31, 2011, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year ended March 31, 2011 (the 2010 Fiscal Year).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fifteen subsidiary partnerships whose income aggregated $2,857,967 for the year ended March 31, 2011, and whose assets constituted 63% of the Partnership's assets at March 31, 2011, presented in the accompanying consolidated financial statements.  The financial statements for fourteen of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statement for one of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audit, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. III and Subsidiaries at March 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net losses aggregated $413,927 (2010 Fiscal Year) and their assets aggregated $1,715,468 at March 31, 2011.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

[HOLTHOUSE CARLIN & VAN TRIGT LLP LETTERHEAD]

Independent Auditors’ Report

To the Partners of the
Edward Hotel Limited Partnership:

We have audited the accompanying balance sheets of Edward Hotel Limited Partnership (a California limited partnership) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. Three financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements we free of material misstatement The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of Its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fatly, in all material respects, the financial position of Edward Hotel Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holthouse Carlin & Van Trigt LLP
Los Angeles, California
February 29, 2012

[SMITH, BUZZI & ASSOCIATES, LLC. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Overtown Development Group, Ltd.
(A Limited Partnership):

We have audited the accompanying balance sheets of Overtown Development Group, Ltd. (A Limited Partnership) as of December 31, 2011 and 2010, and the related statement of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Overtown Development Group, Ltd. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Overtown Development Group, Ltd. as of December 31, 2011 and 2010, and the results of its operations changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith, Buzzi & Associates, LLC.
Miami, Florida
February 2, 2012

[D. F. O’BRIEN & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sumpter Commons Associates, L.P.

We have audited the accompanying balance sheet of Sumpter Commons Associates, L.P. as of December 31, 2011, and 2010 and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion an these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumpter Commons Associates, L.P. as of December 31, 2011, and 2010 and the results of its operations, changes in partners' (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ D. F. O’Brien & Co.
Totowa, New Jersey
February 15, 2012

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 10, 2011

[TOSKI & CO., P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

The Partners
Lewis Street Limited Partnership:

We have audited the accompanying balance sheets of Lewis Street Limited Partnership as of December 31, 2011 and 2010 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewis Street Limited Partnership as of December 31, 2011 and 2010 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. in our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Toski & Co., CPAs, P.C.
Williamsville, New York
January 27, 2012

[ROMANO & MITCHELL, CHARTERED CERTIFIED PUBLIC ACCOUNTANTS/MANAGEMENT CONSULTANTS LETTERHEAD]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Savannah Park Housing Limited Partnership
Washington, D.C.

We have audited the accompanying balance sheets of Savannah Park Housing Limited Partnership as of December 31, 2011 and 2010 and the related statements of operations, partners' capital and cash flows for the years then ended. We also have audited Savannah Park Housing Limited Partnership's internal control over financial reporting as of December 31, 2011 and 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting dated February 24, 2012. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Park Housing Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Savannah Park Housing Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 and 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Romano & Mitchell, Chartered Certified Public Accountants
Bethesda, Maryland
February 24, 2012

[NOVOGRADAC & COMPANY LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS

To the Members of
Brannon Group, L.C.:

We have audited the accompanying balance sheets of Brannon Group, L.C., a Florida limited liability company, as of December 31, 2011 and 2010, and the related statements of operations, members' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brannon Group, L.C. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 19, 2012

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Phase II Venture

We have audited the accompanying balance sheet of Mansion Court Phase II Venture as of December 31, 2011, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Phase II Venture as of December 31, 2011 and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations. Furthermore, the Partnership has a net deficiency in partners' equity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 28, 2012

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
March 15, 2011

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-9-A Partners, L.P.:

We have audited the accompanying balance sheet of BK-9-A Partners, L.P. (A New York Limited Partnership) as of August 23, 2011, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-9-A Partners, L.P. (A New York Limited Partnership) as of August 23, 2011, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
May 23, 2012

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
May 5, 2011

[RAINES AND FISCHER LLP CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of BK-10K Partners, L.P.:

We have audited the accompanying balance sheet of BK-10K Partners, L.P. (A New York Limited Partnership) as of August 23, 2011, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BK-10K Partners, L.P. (A New York Limited Partnership) as of August 23, 2011, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raines & Fischer LLP
New York, New York
March 23, 2012

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
New York, New York
March 28, 2011

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Aspen-Olive Associates

We have audited the accompanying balance sheet of Aspen-Olive Associates as of December 31, 2011, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen-Olive Associates as of December 31, 2011 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 27, 2012

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
Baltimore, Maryland
March 9, 2011

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Universal Court Associates

We have audited the accompanying balance sheet of Universal Court Associates as of December 31, 2011, and the related statements of operations, change in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Court Associates as of December 31, 2011, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplemental information on pages 19 and 20 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 27, 2012

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
Baltimore, Maryland
March 9, 2011

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2011, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in note 1 to the financial statements, the Partnership's financial statements have been prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (HUD). These prescribed practices are a comprehensive basis of accounting other than accounting principles accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2011, and the results of its operations, the changes in partners' equity (deficit), and cash flows for the year then ended, in conformity with the basis of accounting discussed in note 1.

In accordance with Government Auditing Standard, we have also issued a report, dated February 14, 2012 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 14, 2012, on New Zion Apartments Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters applicable with certain transactions for certain nonmajor HUD-assisted programs. Those reports are an integral part of an audit in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis as required by the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
February 14, 2012
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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 22, 2011
Lead Auditor:  Scott H. Szeliga, CPA

[PKF O’CONNOR DAVIES LETTERHEAD]

Independent Auditors’ Report

To The Partners
Dreitzer Limited Partnership

We have audited the accompanying balance sheets of Dreitzer Limited Partnership ("the Partnership') as of December 31, 2011 and 2010, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreitzer Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the financial statements as a whole. The schedules of excess income analysis on page 17 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audits of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ PKF O’Connor Davies
New York, New York
February 15, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011

ASSETS

Property and equipment – at cost, less accumulated depreciation (Notes 2 and 4)	$5,943,626	$11,596,805
Cash and cash equivalents (Note 2 and 12)	1,489,623	1,854,271
Cash held in escrow (Note 5)	3,993,172	4,688,130
Deferred costs, less accumulated amortization (Notes 2 and 6)	224,695	366,667
Other assets	457,933	749,674

Total operating assets	12,109,049	19,255,547

Assets from discontinued operations (Note 13)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	1,285,678	-
Net assets held for sale	411,857	-

Total assets from discontinued operations	1,697,535	-

Total assets	$13,806,584	$19,255,547

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable (Note 7)	$19,963,691	$30,836,027
Accounts payable	327,110	1,018,576
Accrued interest payable	4,602,247	9,248,146
Security deposit payable	205,617	359,273
Due to local general partners and affiliates (Note 8)	1,118,738	2,079,679
Due to general partner and affiliates (Note 8)	4,246,100	5,434,965

Total operating liabilities	30,463,503	48,976,666

Liabilities from discontinued operations (Note 13)
Mortgage note payable of assets held for sale	562,445	-
Net liabilities held for sale	298,669	-

Total liabilities from discontinued operations	861,114	-

Total liabilities	31,324,617	48,976,666

Commitments and contingencies (Notes 7, 8 and 12)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding) (Note 1)	(19,124,560)	(26,875,523)
General partner	1,519,586	326,474

Independence Tax Credit Plus L.P. III total	(17,604,974)	(26,549,049)

Noncontrolling interests (Note 2)	86,941	(3,172,070)

Total partners’ capital (deficit)	(17,518,033)	(29,721,119)

Total liabilities and partners’ capital (deficit)	$13,806,584	$19,255,547

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2012	2011*

Operations:
Revenues
Rental income	$3,674,818	$3,432,053
Other (Note 2)	188,920	175,615

Total revenues	3,863,738	3,607,668

Expenses
General and administrative	1,640,755	1,532,162
General and administrative-related parties (Note 8)	576,486	600,484
Repairs and maintenance	758,778	775,569
Operating and other	526,735	527,227
Real estate taxes	141,792	137,196
Insurance	214,836	204,759
Financial, primarily interest	666,640	663,360
Depreciation and amortization	329,807	413,056
Loss on impairment of fixed assets (Note 4)	130,661	1,570,035

Total expenses	4,986,490	6,423,848

Loss from operations	(1,122,752)	(2,816,180)

Income from discontinued operations	12,450,641	3,888,039

Net income	11,327,889	1,071,859

Net loss attributable to noncontrolling interests from operations	4,409	17,315
Net (income) loss attributable to noncontrolling interests from discontinued operations	(3,503,042)	174,844

Net (income) loss attributable to noncontrolling interests	(3,498,633)	192,159

Net income attributable to Independence Tax Credit Plus L.P. III	$7,829,256	$1,264,018

Loss from operations – limited partners	(1,107,160)	(2,770,876)
Income from discontinued operations – limited partners	8,858,123	4,022,254

Net income – limited partners	$7,750,963	$1,251,378

Number of BACs outstanding	43,440	43,440

Loss from operation per BAC	$(25.49)	$(63.78)
Income from discontinued operations per BAC	203.92	92.59

Income per BAC	$178.43	$28.81

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners capital (deficit) – April 1, 2010	$(31,275,627)	$(28,126,901)	$(273,217)	$(2,875,509)

Net income (loss)	1,071,859	1,251,378	12,640	(192,159)

Distributions	(104,402)	-	-	(104,402)

Contributions - write-off of partnership management fees related to the sold properties (Note 8)	574,551	-	574,551	-

Contributions – write-off of related party debt (Note 10)	12,500	-	12,500	-

Partners capital (deficit) – March 31, 2011	$(29,721,119)	$(26,875,523)	$326,474	$(3,172,070)

Net income	11,327,889	7,750,963	78,294	3,498,632

Distributions	(239,621)	-	-	(239,621)

Contributions – write-off of Partnership management fees related to the sold properties (Note 8)	756,986	-	756,986	-

Contributions – write-off of related party debt (Note 10)	357,832	-	357,832	-

Partners capital (deficit) – March 31, 2012	$(17,518,033)	$(19,124,560)	$1,519,586	$86,941

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31
	2012	2011

Cash flows from operating activities:
Net income	$11,327,889	$1,071,859
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(12,628,877)	(4,985,357)
Depreciation and amortization	587,699	829,947
Loss on impairment of assets	130,661	1,877,504
(Increase) decrease in assets:
Cash held in escrow	(74,621)	(95,253)
Other assets	53,541	94,738
Increase (decrease) in liabilities:
Accounts payable	(235,045)	25,774
Accrued interest	734,380	1,087,034
Security deposit payable	1,597	5,128
Due to local general partners and affiliates	(19,545)	(14,901)
Due to general partner and affiliates	237,518	258,215

Total adjustments	(11,212,692)	(917,171)

Net cash provided by operating activities	115,197	154,688

Cash flows from investing activities:
Acquisition of property and equipment	(49,891)	(105,582)
Proceeds from sale of properties	284,000	25,000
Costs related to sale of properties	(58,814)	(25,840)
Decrease in cash held in escrow	(2,636)	36,624
Increase in due to local general partners and affiliates	-	22,890

Net cash provided by (used in) investing activities	172,659	(46,908)

Cash flows from financing activities:
Principal payments of mortgage notes	(306,371)	(320,023)
(Decrease) increase in due to local general partners and affiliates	(6,000)	2,000
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(239,621)	(104,402)

Net cash used in financing activities	(551,992)	(422,425)

Net decrease in cash and cash equivalents	(264,136)	(314,645)

Cash and cash equivalents at beginning of year	1,854,271	2,168,916

Cash and cash equivalents at end of year	$1,590,135	$1,854,271

Supplemental disclosure of cash flows information:

Cash paid during the year for interest	$502,783	$545,467

Summarized below are the components of the gain on sale of properties:
(Proceeds from) cost of sale of properties – net	$(225,186)	$840
Decrease in property and equipment, net of accumulated depreciation	3,752,417	70,215
Decrease in deferred costs	88,588	5,369
Decrease in cash held in escrow	471,417	14,254
Decrease in other assets	227,654	80,338
(Decrease) increase in accounts payable and other liabilities	(447,407)	37,664
Decrease in accrued interest payable	(5,376,997)	(3,248,545)
Decrease in security deposit payable	(141,636)	(17,992)
Decrease in mortgage note payable	(10,003,520)	(1,900,000)
Decrease in due to Local General Partners and affiliates	(928,227)	(5,000)
Decrease in due to general partner and affiliates	(403,812)	(35,000)
Capital contribution – General Partners	357,832	12,500

Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$756,986	$574,551

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $100,512 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – General

Independence Tax Credit Plus L.P. III (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on December 23, 1993.  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”).  The general partner of the General Partner is Related Independence Associates III Inc., a Delaware corporation (“RIAI III”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”). For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov.

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

The Partnership had originally acquired interests in twenty subsidiary partnerships.  During the year ended March 31, 2012, the Partnership sold its limited partnership interests in five Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  As of March 31, 2012, the Partnership has sold its limited partnership interests in nine Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in two other Local Partnerships (see Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

The consolidated financial statements include the accounts of the Partnership and seventeen and nineteen subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2012 and 2011, respectively, (the 2011 and 2010 Fiscal Years). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately ($3,499,000) and $192,000 for the year ended March 31, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)	Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using the direct capitalization method).

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

During the year ended March 31, 2012, the Partnership recorded approximately $131,000 as a loss on impairment of assets or reduction to estimated fair value. Through March 31, 2012, the Partnership has recorded approximately $30,481,000 as an aggregate loss on impairment of assets or reduction to estimated fair value for several Local Partnerships.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. The assets of one Local Partnership are classified as property and equipment held for sale as of March 31, 2012.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2012	2011

Interest	$94,092	$94,058
Other	94,828	81,557

Total other revenue	$188,920	$175,615

Other revenues from discontinued operation include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2012	2011 *

Interest	$318	$810
Other	53,730	91,334

Total other revenue	$54,048	$92,144

*	Reclassified for comparative purposes.

f)	Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (See Note 9).

The Partnership’s management has analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years. As of and during the year ended March 31, 2012, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties. Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on, among other things, a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable. At March 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2008 forward.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

	At March 31, 2012		At March 31, 2011

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$20,526,136	$9,428,398	$30,836,027	$15,030,431

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2012	2011	(Years)

Land	$219,041	$653,477	-
Building and improvements	19,247,274	33,566,625	20-40
Furniture and fixtures	974,362	1,243,386	5-12
	20,440,677	35,463,488

Less: Accumulated depreciation	(14,497,051)	(23,866,683)

	$5,943,626	$11,596,805

Depreciation expense for the years ended March 31, 2012 and 2011 amounted to $295,714 and $378,962, respectively.

During the years ended March 31, 2012 and 2011, there was a decrease in accumulated depreciation in the amount of $6,730,264 and $1,786,295, respectively, which related to discontinued assets.  In addition, during the years ended March 31, 2012 and 2011, there was a decrease in accumulated depreciation in the amount of $1,632,287 and $26,458, respectively, related to impairments.

The components of property and equipment from discontinued operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2012	2011	(Years)

Land	$20,618	$-	-
Building and improvements	2,722,876	-	15-27.5
Furniture and fixtures	83,579	-	5-7
	2,827,073	-

Less: Accumulated depreciation	(1,541,395)	-

	$1,285,678	$-

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2012 and 2011 amounted to $238,601 and $392,722, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Impairments

During the years ended March 31, 2012 and 2011, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable trough future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the direct capitalization method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period.  Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $130,661 and $1,877,504 of losses on impairment for the year ended March 31, 2012 and 2011, respectively.

Impairments from operations recorded for the year ended March 31, 2012 were as follows:

Edward Hotel Limited Partnership	$6,661
Savannah Park Housing Limited Partnership	124,000

$130,661

Impairments from operations recorded for the year ended March 31, 2011 were as follows:

Lewis Street L.P.	$134,127
Edward Hotel Limited Partnership	278,600
Dreitzer House	57,371
Savannah Park Housing Limited Partnership	144,508
Universal Court Associates	143,893
West Mill Creek Associates III LP	811,536

$1,570,035

Impairments from discontinued operations recorded for the year ended March 31, 2011 were as follows:
Aspen-Olive Associates	$113,301
Mansion Court Phase II Venture	194,168

$307,469

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2012	2011

Purchase price payments*	$115,345	$115,345
Real estate taxes, insurance and other	3,010,003	3,174,223
Reserve for replacements	667,130	1,130,796
Tenant security deposits	200,694	267,766

	$3,993,172	$4,688,130

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow from discontinued operations consists of the following:

	March 31,
	2012	2011

Real estate taxes, insurance and other	$63,417	$-
Reserve for replacements	219,396	-
Tenant security deposits	17,985	-

	$300,798	$-

NOTE 6 – Deferred Costs

The components of deferred costs from operations and their periods of amortization are as follows:

	March 31,
	2012	2011	Period

Financing costs	$591,714	$979,620	*
Less: Accumulated amortization	(367,019)	(612,953)

	$224,695	$366,667

* Over the life of the related mortgages.

Amortization expense from operations for the years ended March 3, 2012 and 2011 amounted to $34,093 and $34,094, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2012 and 2011 amounted to $19,291 and $24,169, respectively.

During the 2011 and 2010 Fiscal Years, there was a decrease in deferred costs and accumulated amortization in the amount of $17,500 and $29,936, respectively, which related to discontinued assets.

NOTE 7 – Mortgage Notes Payable

The mortgage notes from operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $31,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2046.  The mortgage notes from discontinued operations, which are collateralized by land and buildings, are payable in aggregate monthly installments of approximately $9,000 including principal and interest a 7% per annum, through the year 2018.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Accrued interest from operations payable as of March 31, 2012 and 2011 was approximately $4,602,000 and $9,248,000 respectively.  Accrued interest payable from discontinued operations as of March 31, 2012 and 2011 was approximately $3,000 and $0, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds from the respective Local Partnerships.

The mortgage agreements from operations require monthly deposits to replacement reserves of approximately $10,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other.  The mortgage agreements from discontinued operations require monthly deposits to replacement reserves of approximately $2,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5).

Annual principal payment requirements for mortgage notes from operations payable by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2012	$1,221,797
2013	105,325
2014	113,321
2015	3,820,020
2016	186,286
Thereafter	14,516,942

$19,963,691

Annual principal payment requirements from mortgage notes from discontinued operations payable by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2012	$73,177
2013	78,466
2014	84,139
2015	90,221
2016	96,743
Thereafter	139,699

$562,445

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (“Local Partnership Agreements”), the General Partner and its affiliates receive their pro rata shares of profits, losses and Tax Credits.

A) Guarantees

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”).  The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2012, the gross amount of the Operating Deficit Guarantees aggregate approximately $5,487,000, of which approximately $3,931,000 have expired.  In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees were secured by letters of credit and/or cash escrow deposits.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred to the General Partner from operations and other related parties from operations for the years ended March 31, 2012 and 2011 were as follows:

	Years Ended March 31,
	2012	2011*

Partnership management fees (a)	$194,345	$249,443
Expense reimbursement (b)	196,110	193,281
Local administrative fees (c)	40,500	25,500

Total general and administrative - General Partner	430,955	468,224

Property management fees incurred to affiliates of the
subsidiary partnerships’ general partners	145,531	132,260

Total general and administrative-related parties	$576,486	$600,484

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2012 and 2011 were as follows:

	Years Ended March 31,
	2012	2011*

Local administrative fees (c)	$22,500	$26,750

Total general and administrative – General Partner	22,500	26,750

Property management fees incurred to affiliates of
the subsidiary partnerships’ general partners	94,449	133,127

Total general and administrative-related parties	$116,949	$159,877

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $2,957,000 and $3,520,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2012, management deemed the unpaid partnership management fees that were related to the properties sold and the transfer of the deed-in-lieu of foreclosure of one property during the year ended March 31, 2012, uncollectible and as a result, wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $849,000 and $860,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $360,000 and $561,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2012 and March 31, 2011, the Partnership owed the General Partner and its affiliates approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership. Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds. The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of March 31, 2012 and 2011, the amounts payable totaling approximately $259,000 and $408,000, respectively, represent loans made to the subsidiary partnerships by the affiliates of the General Partner.

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	March 31,
	2012	2011

Operating advances	$617,772	$649,651
Development fee payable	52,249	834,964
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	198,008	204,008
Management and other operating advances	87,887	228,234

	$1,118,738	$2,079,679

Due to local general partners and affiliates from discontinued liabilities consists of the followings:

	March 31,
	2012	2011

Management and other operating advances	$7,169	$-

D)  Advances from Partnership to Local Partnerships

As of March 31, 2012, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $8,000 primarily in conjunction with the Local Partnership’s contribution agreements.  Such advances are eliminated in consolidation and are included in the line item Due to local general partners and affiliates.  The following table summarizes these advances:

	March 31,
	2012	2011

New Zion	$2,655	$2,655
Knickerbocker Avenue	-	454,441
Lafayette Avenue	-	416,094
Sumpter Commons	5,075	5,075

	$7,730	$878,265

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2012.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2012	2011

Financial statement net income	$7,829,256	$1,264,018

Differences between depreciation and amortization expense records for financial reporting
purposes and the accelerated costs recovery system utilized for income tax purposes	(1,593,309)	(1,681,605)

Differences between gain on sale of properties for financial reporting purposes and
gain on sale for income tax reporting purposes	(11,464,098)	(1,814,909)

Loss on impairment of property for financial reporting purposes not deductible for tax purposes	130,661	1,877,504

Write-off of Partnership management fees included in income for tax purposes	358,131	574,551

Other, including accruals for financial reporting not deductible for tax purposes until
paid and losses allocated to minority interests for tax purposes	3,758,660	642,770

Net (loss) income as shown on the income tax return for the calendar year ended	$(980,699)	$862,329

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2012, the tax basis net assets exceeded the financial statement net assets by approximately $14,097,167 due to depreciation differences, impairments of property and equipment and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the year ended March 31, 2012, the Partnership sold its limited partnership interests in five Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  As of March 31, 2012, the Partnership has sold its limited partnership interests in nine Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in two other Local Partnerships (see Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On February 3, 2012, the Partnership sold its limited partnership interest in Brannon Group, L.C. (“Keys”) to an unaffiliated third party purchaser for a sales price of $4,000. The Partnership received $4,000 from the sale.  The sale resulted in a gain of approximately $6,882,000, resulting from the write-off of the basis in the Local Partnership of approximately $6,878,000 at the date of the sale and the $4,000 received from the sale, which was recorded during the quarter ended March 31, 2012.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $288,000 as a result of the write-off of fees and loans owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2011, the Partnership sold its limited partnership interests in Mansion Court Phase II Venture (“Mansion Court”) and Aspen-Olive Associates (“Aspen-Olive”), to an affiliate of the Local General Partner for a sales price of $10. The Partnership did not receive any cash after the repayment of other liabilities. The sale resulted in a gain of approximately $3,700,000, resulting from the write-off of the basis in the Local Partnerships of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2011.  An adjustment to the gain of approximately $29,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain $3,729,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnerships from the General Partner of approximately $50,000 as a result of the write-off of fees owed by the Local Partnerships to an affiliate of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

On October 11, 2011, Park Housing Limited Partnership (“Park Terrace”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $244,000 and liabilities of $1,784,000 resulted in a gain of approximately $1,540,000, which was recognized during the quarter ended March 31, 2012. As of the transfer date, Park Terrace had property and equipment, at cost, of approximately $1,201,000, accumulated depreciation of approximately $1,140,000 and mortgage debt of approximately $784,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $20,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-9-A Partners, L.P. (“Lafayette Avenue”) to an affiliate of the Local General Partner for a sales price of $30,000.  The Partnership did not receive any cash after the repayment of other liabilities.  The sale resulted in a gain of approximately $874,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2011.  Adjustments to the gain of approximately $8,000 and $23,000 were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $905,000.

On August 23, 2011, the Partnership sold its limited partnership interest in BK-10K Partners, L.P. (“Knickerbocker Apartments”) to an affiliate of the Local General Partner for a sales price of $250,000.  The Partnership received approximately $236,000 after the repayment of other liabilities of approximately $14,000.  The sale resulted in a loss of approximately $433,000, resulting from the write-off of the basis in the Local Partnership of approximately $669,000 at the date of the sale and the $236,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. Adjustments to the loss of approximately of $6,000 and $(11,000) were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall loss of approximately $427,000.

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

NOTE 11 – Asset Held for Sale

On August 29, 2011, New Zion Apartments (“New Zion”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000. As of March 31, 2012, New Zion had property and equipment, at cost, of approximately $2,814,000, accumulated depreciation of approximately $1,511,000 and mortgage debt of approximately $562,000. The Partnership owns a 42.39% limited partnership interest in New Zion. The sale is expected to be consummated during the fourth quarter of 2012. There can be no assurance of when and if the sale will be consummated by this time.

NOTE 12 – Commitments and Contingencies

a)  Going Concern Consideration

At March 31, 2012, the Partnership’s liabilities exceeded assets by $17,518,033 for the 2011 Fiscal Year recognized net income of $11,327,889, including gain on sale of properties of $12,628,877 and loss on impairment of properties of $130,661.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $2,957,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2012, the Partnership wrote off approximately $757,000 of such management fees.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

All of the mortgage payable balance of $20,526,136 and the accrued interest payable balance of $4,605,529 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $842,000 at March 31, 2012.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $175,000 for the year ended March 31, 2012.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Subsidiary Partnerships – Going Concerns and Uncertainties

Mansion Court Phase II Venture (“Mansion Court”)

On December 31, 2011, the Partnership sold its limited partnership interest in Mansion Court.  The financial statements for Mansion Court were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of Mansion Court as a going concern.  In prior years and in 2011, Mansion Court sustained operating losses and did not generate sufficient cash flow from operations to meet its obligations.  The Local General Partner provided funding in the past years; however, there was no obligation to do so.  Mansion Court also experienced a high number of vacancies due to deteriorating conditions in the area.

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

Brannon Group, L.C. (“Keys”)

On February 3, 2012, the Partnership sold its limited partnership interest in Keys.  The financial statements for Keys were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of Keys as a going concern.  Keys had obligations that matured on January 1, 2012 in the amount of $1,199,501. However, on January 17, 2012, Keys closed on the refinancing of its mortgages.

c)  Leases

Savannah Park Housing Limited Partnership is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,449. Additional rent of $322 per month, up to $100,000, will be paid reimburse the District of Columbia Department of Housing and Community Development for site improvement costs.   Estimated future minimum payments due under the terms of the lease are as follows:

December 31,	Amount

2012	$21,252
2013	21,252
2014	21,252
2015	21,252
2016	21,252
Thereafter	630,476

$736,736

As of December 31, 2011, the lease agreement was current.  For the years ended December 31, 2011 and 2010, $21,252 and $21,252, respectively, have been paid under the terms of the lease and $0 and $0, respectively, remained payable.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).  The Partnership did not have any uninsured cash and cash equivalents at March 31, 2012.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

e)  Property Management Fees

Property management fees incurred by Local Partnerships amounted to $411,762 and $423,182 for the years ended March 31, 2012 and 2011, respectively.  Of these fees, $239,980 and $265,387 were incurred to affiliates of the subsidiary partnerships’ general partners, which include $94,449 and $133,127 of fees relating to discontinued operations.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 30% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

h)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through June 15, 2012, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period, other than Jameson and Universal discussed below, which require recognition or disclosure in the financial statements.

West Mill Creek Associates III L.P.

On May 1, 2012, the Partnership sold its limited partnership interest in West Mill Creek Associates III L.P. (“Jameson”) to an affiliate of the Local General Partner for a sales price of $24,990. The sale will result in a gain of approximately $4,723,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $4,698,000 and $24,990 cash received from the sale, which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2012.

Universal Court Associates.

On June 11, 2012, the Partnership sold its limited partnership interest in Universal Court Associates (“Universal”) to an affiliate of the Local General Partner for a sales price of $1. The sale will result in a gain of approximately $2,137,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,137,000, which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2012.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations because the respective Local Partnership was classified as asset held for sale or was sold.  As of March 31, 2012, New Zion, which was classified as assets held for sale, was classified as discontinued operations on the consolidated balance sheet.  As of March 31, 2011, there were no assets classified as discontinued operations on the consolidated balance sheet.

Consolidated Balance Sheets:

	March 31,	March 31,
	2012	2011

Assets
Property and equipment – less accumulated depreciation of $1,541,395 and $0, respectively	$1,285,678	$-
Cash and cash equivalents	100,512	-
Cash held in escrow	300,798	-
Other assets	10,547	-
Total assets	$1,697,535	$-

Liabilities

Mortgage notes payable	$562,445	$-
Accounts payable	9,016	-
Accrued interest payable	3,282	-
Security deposit payable	13,617	-
Due to local general partners and affiliates	7,169	-
Due to general partners and affiliates	265,585	-
Total liabilities	$861,114	$-

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2012, Lafayette Avenue, Knickerbocker Apartments, Mansion Court, Aspen-Olive and Keys, which were sold during the year ended March 31, 2012, and New Zion, which was classified as asset held for sale, were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2011, Jefferis Square, which was sold during the year ended March 31, 2011 and Lafayette Avenue, Knickerbocker Apartments, Mansion Court, Aspen-Olive, Keys and New Zion, in order to present comparable results to the year ended 2012, were classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2012	2011 *

Revenues

Rental income	$2,246,357	$2,750,600
Other (Note 2)	54,048	92,144
Gain on sale of properties (Note 10)	12,628,877	4,985,357

Total revenue	14,929,282	7,828,101

Expenses

General and administrative	621,956	855,324
General and administrative-related parties (Note 8)	116,949	159,877
Repairs and maintenance	349,527	444,338
Operating and other	250,939	365,518
Real estate taxes	67,110	140,539
Insurance	164,862	189,332
Financial, primarily interest	649,406	1,060,774
Depreciation and amortization	257,892	416,891
Loss on impairment of fixed assets	-	307,469

Total expenses	2,478,641	3,940,062

Income from discontinued operations	$12,450,641	$3,888,039

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(3,503,042)	174,844

Income from discontinued operations – Independence Tax Credit Plus L.P. III	$8,947,599	$4,062,883

Income – limited partners from discontinued operations	$8,858,123	$4,022,254

Number of BACs outstanding	43,440	43,440

Income from discontinued operations	$203.92	$92.59

	Years Ended March 31,
	2012	2011 *
Cash flows from Discontinued Operations:
Net cash (used in) provided by operating activities	$(997,487)	$1,781,684
Net cash provided by investing activities	$941,164	$317,011
Net cash used in financing activities	$(141,651)	$(2,071,348)

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

(b)  Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2012.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies. Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT A. PACE, 39, is the Chief Financial Officer of RIAI III and a Director of Centerline Capital Group (“Centerline”).  Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 46, is the President and Chief Executive Officer of RIAI III and is also a managing trustee and President and Chief Operating Officer of Centerline.  Mr. Levy was appointed as Chief Financial Officer of Centerline in November 2006 and stepped down from that position in May 2012. He was also appointed as President and Chief Operating Officer in April 2010.  He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates III L.P. 100 Church Street New York, NY 10007	$1,000 capital contribution – directly owned	100%

Independence SLP III L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. The following table sets forth the number of BACs beneficially owned, as of May 28, 2012, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the general partner of the General Partner and (iii) the executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests in the Partnership and/or BACs, and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests in the Partnership or BACs.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	3,242.94	(2)	7.5%

J. Michael Fried	3,242.94	(2)(3)	7.5%

Alan P. Hirmes	3,242.94	(2)(3)	7.5%

Stuart J. Boesky	3,242.94	(2)(3)	7.5%

Stephen M. Ross	3,242.94	(2)(3)	7.5%

Marc D. Schnitzer	3,242.94	(2)(3)	7.5%

Denise L. Kiley	3,242.94	(2)(3)	7.5%

Robert A. Pace	-		-

Robert L. Levy	-		-

All directors and executive officers of the general partner of the Related General Partner as a group (two persons)	-		-

(1)	The address for each of the persons in the table is 100 Church Street, New York, New York 10007.

(2)
As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. (“Lehigh III”) and Lehigh Tax Credit Partners, Inc. on January 25, 1999 with the Securities and Exchange Commission (the “Commission”).

(3)	Each own only an economic interest.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the officers of the General Partner.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2012 and 2011 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $60,500 and $57,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a standalone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2012 and 2011	36

	Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011	37

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2012 and 2011	38

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	39

	Notes to Consolidated Financial Statements	40

(a) 2.	Consolidated Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	62

	Schedule I - Condensed Financial Information of Registrant	64

	Schedule III - Real Estate and Accumulated Depreciation	67

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III as adopted on December 23, 1993*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. III, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. III as filed on December 23, 1993*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. III and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	59

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2) +	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	+Filed herewith.

Item 15.	Exhibits and Financial Statement Schedules (continued).
	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	Edward Hotel Limited Partnership	CA
	Overtown Development Group, Ltd.	FL
	Sumpter Commons Associates, L.P.	NY
	Lewis Street Limited Partnership	NY
	Savannah Park Housing Limited Partnership	DC
	Primm Place Partners, L.P.	MI
	West Mill Creek Associates, III L.P.	PA
	Universal Court Associates	PA
	New Zion Apartments	LA
	Dreitzer House	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	June 18, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 18, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence Associates III Inc.	June 18, 2012

/s/ Robert L. Levy Robert L. Levy	President (Chief Executive Officer) of Related Independence Associates III Inc.	June 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audit of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 18, 2012 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2011 Fiscal Year and Schedule III as of March 31, 2012.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net income aggregated $8,450,604 (2011 Fiscal Year) and their assets aggregated $0 at March 31, 2012.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE MALTER & CO. LLP
RAICH ENDE MALTER & CO. LLP

New York, New York
June 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. III and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audit of the consolidated financial statements of Independence Tax Credit Plus L.P. III and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 27 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2010 Fiscal Year.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These two subsidiary partnerships’ net losses aggregated $413,927 (2010 Fiscal Year) and their assets aggregated $1,715,468 at March 31, 2011.  Management’s plan in regard to this matter is also described in Note 12(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2012	2011

Cash and cash equivalents	$847,241	$887,382
Investment in subsidiary partnerships	517,623	1,218,139
Cash held in escrow	115,345	115,345

Total assets	$1,480,209	$2,220,866

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$3,892,397	$4,466,373
Other liabilities	44,996	44,996

Total liabilities	3,937,393	4,511,369

Partners’ deficit	(2,457,184)	(2,290,503)

Total liabilities and partners’ capital	$1,480,209	$2,220,866

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011

Revenues

Other income	$26,144	$4,452

Total revenues	26,144	4,452

Expenses

Administrative and management	174,866	160,860
Administrative and management-related parties	390,455	442,724

Total expenses	565,321	603,584

Loss from operations	(539,177)	(599,132)

Equity in loss of subsidiary partnerships*	(13,062,874)	(5,058,110)

Gain on sale of investment in subsidiary partnership	12,678,384	5,048,115

Net loss	$(923,667)	$(609,127)

*	Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(13,169,211) and $(5,059,894) for 2012 and 2011, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. III
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011*

Cash flows from operating activities:

Net loss	$(923,677)	$(609,127)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of investment in subsidiary partnership	(12,678,384)	(5,048,115)
Equity in loss of subsidiary partnerships	13,062,874	5,058,110
Distribution income from subsidiary partnerships	25,744	-
Decrease in other assets	-	47
(Decrease) increase in liabilities:
Due to general partners and affiliates	183,010	237,626
Other liabilities	7,336	22,426

Total adjustments	600,580	270,094

Net cash used in operating activities	(323,097)	(339,033)

Cash flows from investing activities:

Proceeds from sale of investments in subsidiary partnerships	225,186	25,000
Costs related to sale of subsidiary parnterships	(58,814)	(25,840)
Distributions from subsidiary partnerships	116,584	90,735

Net cash provided by investing activities	282,956	89,895

Net decrease in cash and cash equivalents	(40,141)	(249,138)

Cash and cash equivalents, beginning of year	887,382	1,136,520

Cash and cash equivalents, end of year	$847,241	$887,382

Supplemental disclosure of non-cash investing and financing activities:
Contributions from write-off of partnership management fees related to sold properties	$756,986	$574,551

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2012

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period

				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Computed(a)(b)

Apartment Complexes

Edward Hotel Limited Partnership
Los Angeles, CA	$(2,399,459)	$275,000	$591,240	$(743,070)	$6,123	$117,047	$123,170	$36,229	1994-95	Nov. 1994	27.5 years
Pacific East, L.P. (d)
Brooklyn, NY	-	1,950	3,125,584	(3,127,534)	-	-	-	-	1994-95	Dec. 1994	27.5 years
Overtown Development Group, Ltd.
Miami, FL	(1,243,575)	52,284	2,627,099	(618,811)	58,408	2,002,164	2,060,572	1,185,751	1994-95	Dec. 1994	40 years
Sumpter Commons Associates, L.P.	(1,139,411)	500	1,862,916	(436,549)	3,673	1,423,194	1,426,867	1,060,583	1995-96	Apr. 1995	27.5 years
Park Housing Limited Partnership (g)	-	5,000	2,343,351	(2,348,351)	-	-	-	-	1995-96	May-95	27.5 years
Livingston Manor Urban Renewal Associates, L.P. (d)	-	119,988	7,047,532	(7,167,520)	-	-	-	-	1995-96	Jun-95	15-40 years
Jefferis Square Housing Partnership, L.P. ( e)	-	55,158	-	(55,158)	-	-	-	-	1995-96	Jun-95	20-40 years
2301 First Avenue Limited Partnership ( c)	-	64,350	5,818,269	(5,882,619)	-	-	-	-	1995-96	Aug. 1995	27.5 years
Lewis Street Limited Partnership	(1,600,000)	7,000	-	1,458,587	10,173	1,455,414	1,465,587	1,436,662	1995-96	Oct. 1995	27.5 years
Savannah Park Housing Limited Partnership	(483,240)	-	2,049,888	(1,892,582)	3,173	154,133	157,306	35,223	1995-96	Oct. 1995	27.5 years
Brannon Group, L.C. (f)	-	380,000	2,598,402	(2,978,402)	-	-	-	-	1995-96	Dec. 1995	40 years
Independence Tax Credit Fund L.P.
(Mansion Court Phase II Venture and Aspen Olive Associates Consolidated) (f)	-	1,732	339,661	(341,393)	-	-	-	-	1995-96	Dec. 1995	20-40 years
Primm Place Partners, L.P.	(4,476,108)	168,258	-	6,991,440	67,577	7,092,121	7,159,698	2,678,020	1995-96	Dec. 1995	10-40 years
BK-9-A Partners L.P. (f)	-	-	1,517,313	(1,517,313)	-	-	-	-	1995-96	Dec. 1995	40 years
BK-10K Partners L.P. (f)	-	11,000	1,637,762	(1,648,762)	-	-	-	-	1995-96	Dec. 1995	40 years
Westmill Creek Associates III L.P.	(2,696,898)	37,031	6,922,563	(3,105,128)	37,649	3,816,817	3,854,466	3,833,694	1997-98	Dec. 1996	27.5 years
Universal Court Associates	(1,650,000)	31,024	279,220	1,162,710	31,642	1,441,312	1,472,954	1,491,892	1997-98	Apr. 1997	20-40 years
New Zion Apartments	(562,445)	20,000	2,688,770	118,303	20,618	2,806,455	2,827,073	1,541,394	1997-98	Nov. 1997	15-27.5 years
Dreitzer House	(4,275,000)	5	-	2,720,052	623	2,719,434	2,720,057	2,738,998	1997-99	Dec. 1997	27.5 years
Less discontinued operation and dispositions	-	(639,178)	(24,427,874)	25,067,052	-	-	-	-

	$(20,526,136)	$591,102	$17,021,696	$5,654,952	$239,659	$23,028,091	$23,267,750	$16,038,446

(a)	Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)	Personal property is depreciated primarily by the straight-line method over the estimated useful lives of 5 – 12 years.
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009.
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010.
(e)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011.
(f)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012.
(g)	The Partnership transferred the deed to the property and related assets and liabilities in lieu of foreclosure during the fiscal year ended March 31, 2012.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2012
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2012	2011	2012	2011

Balance at beginning of period	$35,463,488	$39,118,378	$23,866,683	$24,907,752
Additions during period:
Improvements	49,891	105,582
Depreciation expense			534,315	771,684
Reductions during period:
Discontinued operation, dispositions and impairment loss	(12,245,629)	(3,760,472)	(8,362,552)	(1,812,753)

Balance at close of period	$23,267,750	$35,463,488	$(16,038,446)	$23,866,683

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