Form 10-Q
period 2012-06-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2012-08-03
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
ASSETS	(Unaudited)	(Audited)

Operating assets
Property and equipment at cost, net of accumulated depreciation of $9,240,667 and $14,497,051, respectively	$5,872,590	$5,943,626
Cash and cash equivalents	1,370,230	1,489,623
Cash held in escrow	3,073,350	3,993,172
Deferred costs, net of accumulated amortization of $318,380 and $367,019, respectively	175,673	224,695
Other assets	455,317	457,933

Total operating assets	10,947,160	12,109,049

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $1,541,395 and $1,541,394, respectively	1,285,678	1,285,678
Net assets held for sale	356,230	411,857
Total assets from discontinued operations	1,641,908	1,697,535

Total assets	$12,589,068	$13,806,584

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable	$15,587,964	$19,963,691
Accounts payable	242,278	327,110
Accrued interest payable	1,766,024	4,602,247
Security deposit payable	154,790	205,617
Due to local general partners and affiliates	621,519	1,118,738
Due to general partners and affiliates	4,232,448	4,246,100

Total operating liabilities	22,605,023	30,463,503

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	546,207	562,445
Net liabilities held for sale	291,756	298,669
Total liabilities from discontinued operations	837,963	861,114

Total liabilities	23,442,986	31,324,617

Commitments and contingencies (Note 7)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(12,576,347)	(19,124,560)
General partners	1,598,855	1,519,586

Independence Tax Credit Plus L.P. III total	(10,977,492)	(17,604,974)

Noncontrolling interests	123,574	86,941

Total partners’ capital (deficit)	(10,853,918)	(17,518,033)

Total liabilities and partners’ capital (deficit)	$12,589,068	$13,806,584

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011*

Revenues
Rental income	$723,416	$699,216
Other income	20,775	27,190

Total revenues	744,191	726,406

Expenses
General and administrative	309,071	273,956
General and administrative-related parties (Note 2)	84,298	138,716
Repairs and maintenance	94,198	115,641
Operating	131,365	120,127
Taxes	23,650	23,660
Insurance	39,205	38,106
Financial, principally interest	92,062	90,317
Depreciation and amortization	76,761	77,003

Total expenses from operations	850,610	877,526

Loss from operations	(106,419)	(151,120)
Income (loss) from discontinued operations	6,837,459	(171,829)

Net income (loss)	6,731,040	(322,949)

Net loss attributable to noncontrolling interests from operations	(229)	(178)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(116,454)	76,562

Net (income) loss attributable to noncontrolling interests	(116,683)	76,384

Net income (loss) attributable to Independence Tax Credit Plus L.P. III	$6,614,357	$(246,565)

Loss from operations – limited partners	(105,582)	(149,785)
Income (loss) from discontinued operations – limited partners	6,653,795	(94,314)
Net income (loss) – limited partners	$6,548,213	$(244,099)

Number of BACs outstanding	43,440	43,440

Loss from operations per BAC	$(2.43)	$(3.45)
Income (loss) from discontinued operations per BAC	153.17	(2.17)

Net income (loss) per BAC	$150.74	$(5.62)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital– April 1, 2012	$(17,518,033)	$(19,124,560)	$1,519,586	$86,941

Net income – three months ended June 30, 2012	6,731,040	6,548,213	66,144	116,683

Contributions – write-off of related party debt	13,125	-	13,125	-

Distributions	(80,050)	-	-	(80,050)

Partners’ (deficit) capital – June 30, 2012	$(10,853,918)	$(12,576,347)	$1,598,855	$123,574

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$6,731,040	$(322,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of properties	(6,852,961)	-
Depreciation and amortization	85,993	154,128
Changes in assets and liabilities:
(Decrease) increase in accounts payable	(102,653)	16,846
Increase in accrued interest payable	109,649	198,944
Increase in security deposit payable	11,605	18,142
Decrease (increase) in cash held in escrow	420,242	(55,298)
(Increase) decrease in other assets	(42,543)	142,447
Decrease in due to local general partners and affiliates	(446,439)	(235,898)
Increase in due to general partner and affiliates	21,473	71,408

Total adjustments	(6,795,634)	310,719

Net cash used in operating activities	(64,594)	(12,230)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,885)
Proceeds from sale of properties	24,990	-
Costs related to sale of properties	(213)	-
Increase in cash held in escrow	(10,867)	(4,634)
Increase in due to local general partners and affiliates	-	4,709

Net cash provided by (used in) investing activities	13,910	(1,810)

Cash flows from financing activities:
Repayments of mortgage notes	(62,232)	(95,601)
Distributions to noncontrolling interests	(80,050)	(84,075)

Net cash used in financing activities	(142,282)	(179,676)

Net decrease in cash and cash equivalents	(192,966)	(193,716)
Cash and cash equivalents at beginning of period	1,590,135	1,854,271
Cash and cash equivalents at end of period *	$1,397,169	$1,660,555

Summarized below are the components of the gain on sale of properties:

Proceeds from sale of properties – net	$(24,777)	$-
Property and equipment, net of accumulated depreciation	(5,650)	-
Deferred costs	39,715	-
Prepaid expenses and other assets	36,716	-
Cash held in escrow	500,944	-
Accounts payable and other liabilities	20,859	-
Accrued interest payable	(2,945,874)	-
Security deposit payable	(62,212)	-
Mortgage note payable	(4,329,733)	-
Due to local general partners and affiliates	(57,949)	-
Due to General Partners and affiliates	(38,125)	-
Capital contribution – General Partners	13,125	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $26,939 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and eleven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner.  For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local Partnerships”).

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30, 2012.  All subsidiaries have fiscal quarters ending March 31  2012.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1  through June 30 .  The Partnership’s fiscal quarter ends June 30  in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), net (income) loss attributable to noncontrolling interests amounted to approximately $(117,000) and $76,000 for the three months ended June 30, 2012 and 2011, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2012.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2012 and the results of operations and its cash flows for the three months ended June 30, 2012 and 2011. However, the operating results and cash flows for the three months ended June 30, 2012 may not be indicative of the results for the year.

New Accounting Pronouncements Not Yet Adopted

As of June 30, 2012, the Partnership has adopted all accounting pronouncement affecting the Partnership.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a 0.01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
	2012	2011 *

Partnership management fees (a)	$18,325	$64,825
Expense reimbursement (b)	38,001	49,172
Local administrative fee (c)	8,750	4,876
Total general and administrative - General Partner	65,076	118,873
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	19,222	19,843
Total general and administrative-related parties	$84,298	$138,716

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
	2012	2011 *

Local administrative fee (c)	$1,625	$7,562
Total general and administrative-General Partner	1,625	7,562
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	28,714	42,650
Total general and administrative-related parties	$30,339	$50,212

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $2,976,000 and $2,957,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.  During the year ended March 31, 2012, the General Partner deemed the unpaid partnership management fees that were related to the properties sold and the transfer of the deed-in-lieu of foreclosure of one property during the year ended March 31, 2012 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $849,000 and $849,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)
Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP III L.P. amounting to $329,000 and $360,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of June 30, 2012 and March 31, 2012, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership.  Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of June 30, 2012 and March 31, 2012, the Partnership owed the affiliates of the General Partner approximately $255,000 and $259,000 (non-interest bearing), respectively, for advances made to one Local Partnership.  These advances represent amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payment of these operating advances has been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner and its affiliates do not intend to demand payment of the deferred advances beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	June 30,	March 31,
	2012	2012

Operating advances	$120,553	$617,772
Development fee payable	52,249	52,249
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	198,008	198,008
Management and other operating fees	87,887	87,887

	$621,519	$1,118,738

Due to local general partners and affiliates from discontinued liabilities consists of the following:

	June 30,	March 31,
	2012	2012

Management and other operating advances	$-	$7,169

	$-	$7,169

C)  Advances from Partnership to Local Partnerships

As of June 30, 2012 and March 31, 2012, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $8,000 primarily in conjunction with the Local Partnership’s contribution agreements. Such amounts are eliminated in consolidation. The following table summarizes these advances:

	June 30,	March 31,
	2012	2012

New Zion	$2,655	$2,655
Sumpter Commons	5,075	5,075

	$7,730	$7,730

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
June 30, 2012
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

	At June 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$16,134,171	$8,052,623	$20,526,136	$9,428,398

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the three months ended June 30, 2012, the Partnership sold its limited partnership interests in two Local Partnerships.  As of June 30, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership. In addition, as of June 30, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On June 11, 2012, the Partnership sold its limited partnership interest in Universal Court Associates (“Universal Court”) to an affiliate of the Local General Partner for a sale price of $1. The sale resulted in a gain of approximately $2,138,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2012. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $13,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 1, 2012, the Partnership sold its limited partnership interest in West Mill Creek Associates III, L.P. (“Jameson Court”) to an affiliate of the Local General Partner for a sale price of $24,990. The Partnership received $24,990 from the sale. The sale resulted in a gain of approximately $4,690,000, resulting from the write-off of the basis in the Local Partnership of approximately $4,665,000 at the date of the sale and the $24,990 received from the sale, which was recorded during the quarter ended June 30, 2012.

On February 3, 2012, the Partnership sold its limited partnership interest in Brannon Group, L.C. (“Keys”) to an unaffiliated third party purchaser for a sale price of $4,000. The Partnership received $4,000 from the sale. The sale resulted in a gain of approximately $6,882,000, resulting from the write-off of the basis in the Local Partnership of approximately $6,878,000 at the date of the sale and the $4,000 received from the sale, which was recorded during the quarter ended March 31, 2012. An adjustment to the gain of approximately $26,000 was recorded during the quarter ended June 30, 2012, resulting in an overall gain of approximately $6,908,000. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $288,000 as a result of the write-off of fees and loans owed by the Local Partnership to an affiliate of the General Partner.

NOTE 5 – Assets Held for Sale

On August 29, 2011, New Zion Apartments (“New Zion”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000. As of June 30, 2012, New Zion had property and equipment, at cost, of approximately $2,814,000, accumulated depreciation of approximately $1,511,000 and mortgage debt of approximately $546,000.  The sale is expected to be consummated during the third quarter of 2012. There can be no assurance of when and if the sale will be consummated by this time.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of June 30, 2012 and March 31, 2012, New Zion, which was classified as asset held for sale, was classified as discontinued operations on the consolidated balance sheet.

Consolidated Balance Sheets:

	June 30,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $1,541,395 and $1,541,395, respectively	$1,285,678	$1,285,678
Cash and cash equivalents	26,939	100,512
Cash held in escrow	310,301	300,798
Other assets	18,990	10,547
Total assets	$1,641,908	$1,697,535

Liabilities

Mortgage notes payable	$546,207	$562,445
Accounts payable	12,052	9,016
Accrued interest payable	3,282	3,282
Security deposit payable	13,837	13,617
Due to local general partners and affiliates	-	7,169
Due to general partners and affiliates	262,585	265,585
Total liabilities	$837,963	$861,114

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2012, Jameson Court and Universal Court, which were sold during the period, Keys, which was sold during the three months ended March 31, 2012, and New Zion, which was classified as assets held for sale, were classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2011, Lafayette Avenue, Knickerbocker Apartments, Mansion Court, Aspen-Olive, Keys and Park Terrace, which were sold during the year ended March 31, 2012, and Jameson Court, Universal Court and New Zion, in order to present comparable results to the three months ended June 30, 2012, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2012	2011 *

Revenues

Rental income	$446,669	$798,399
Other	13,325	13,305
Gain on sale of properties (Note 4)	6,852,961	-

Total revenue	7,312,955	811,704

Expenses
General and administrative	153,153	255,738
General and administrative-related parties (Note 2)	30,339	50,212
Repairs and maintenance	57,511	145,911
Operating and other	49,452	111,768
Insurance	27,669	55,418
Taxes	18,772	39,603
Interest	129,368	247,758
Depreciation and amortization	9,232	77,125

Total expenses	475,496	983,533

Income (loss) from discontinued operations	6,837,459	(171,829)

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(116,454)	76,562

Income (loss) from discontinued operations – Independence Tax Credit Plus LP III	$6,721,005	$(95,267)

Income (loss)— limited partners from discontinued operations	$6,653,795	$(94,314)

Number of BACs outstanding	43,440	43,440

Income (loss) from discontinued operations per BAC	$153.17	$(2.17)

* Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2012	2011*

Net cash (used in) provided by operating activities	$(107,609)	$91,468
Net cash provided by (used in) investing activities	$13,201	$(8,274)
Net cash used in financing activities	$(31,655)	$(65,037)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2012, the Partnership’s liabilities exceeded assets by $10,853,918 and for the three months ended June 30, 2012 the Partnership recognized net income of $6,731,040, including the gain on sale of properties of $6,852,961. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $2,976,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, at fiscal year-end such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2012, the Partnership wrote off approximately $757,000 of such management fees.

All of the mortgage payable balance of $16,134,171 and the accrued interest payable balance of $1,769,306 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of disposing all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $819,000 at June 30, 2012.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $41,000 for the three months ended June 30, 2012.

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

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771.  As of June 30, 2012, the lease agreement was current.  Estimated aggregate future minimum payments due under the term of the lease were $731,423 as of March 31  2012.

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

Property management fees incurred by Local Partnerships amounted to $81,662 and $106,067 for the three months ended June 30, 2012 and 2011, respectively.  Of these fees, $47,936 and $62,493 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $28,714 and $42,650 of fees relating to discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. III
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 38% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow).  The Partnership is in the process of disposing of all of its investments.  It is anticipated that the process will continue to take a number of years.  During the three months ended June 30, 2012, the Partnership sold its limited partnership interests in two Local Partnerships. As of June 30, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships and transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership. In addition, as of June 30, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5 in Item 1). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $9,000 and $12,000, respectively. Additionally, during the three months ended June 30, 2012 and 2011, the Partnership received approximately $25,000 and $0, respectively, of distributions from the sale of Local Partnerships. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the three months ended June 30, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $193,000.  This decrease was due to payments of mortgage notes $(62,000),  an increase in cash held in escrow relating to investing activities $(11,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests $(80,000), which exceeded cash used in operating activities $(65,000) and proceeds from sale of properties $(25,000).  Included in the adjustment to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately $86,000 and gain on sale of properties of approximately $6,853,000.

Total expenses for the three months ended June 30, 2012 and 2011, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $597,489 and $571,490, respectively.

Accounts payable as of June 30, 2012 and March 31, 2012 were $242,278 and $327,110, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Account payable from discontinued operations totaled $12,052 and $9,016 as of June 30, 2012 and March 31, 2012, respectively. Accrued interest as of June 30, 2012 and March 31, 2012 was $1,766,024 and $4,602,247, respectively. Accrued interest payable from discontinued operations totaled $3,282 and $3,282 as of June 30, 2012 and March 31, 2012, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $819,000 at June 30, 2012.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $2,976,000 and $2,957,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2012, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2012, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of any existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Through March 31, 2012, only Mansion Court Phase II Venture (“Mansion Court”) was required to recapture $489,362 of low-income housing Tax Credits.

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

	At June 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$16,134,171	$8,052,623	$20,526,136	$9,428,398

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 7, Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2012.

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

Through June 30, 2012, the Partnership has recorded approximately $30,481,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There is one Local Partnership whose assets are classified as property and equipment as held for sale as of June 30, 2012.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2012 and 2011 consisted of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 6 to the financial statements in Item 1).

Rental income increased by approximately 3% for the three months ended June 30, 2012, respectively, as compared to the corresponding period in 2011, primarily due to a decrease in vacancy at one Local Partnership as well as  an increase in rental rates at several Local Partnerships.

Total expenses excluding general and administrative, general and administrative –related parties and repairs and maintenance, remained consistent with an increase of approximately 4% for the three months ended June 30, 2012, respectively, as compared to the corresponding period in 2011.

General and administrative expense increased approximately $35,000 for the three months ended June 30, 2012, respectively, as compared to the corresponding period in 2011, primarily due to an increase in legal and payroll expenses at one Local Partnership and an increase in payroll expense at a second Local Partnership.

General and administrative-related parties expenses decreased approximately $54,000 for the three months ended June 30, 2012, as compared to the corresponding period in 2011, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense decreased approximately $21,000 for the three months ended June 30, 2012 as compared to the corresponding period in 2011 primarily due to a decrease in snow removal and carpet replacement costs at one Local Partnership and a decrease in security contract costs at a second Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.
Other Information. – On April 23, 2012, the Partnership was notified that its independent registered public accounting firm, Trien Rosenberg Weinberg Ciullo & Fazzari LLP, merged its practice with that of Raich Ende Malter & Co. LLP and the combined practice operates under the name Raich Ende Malter &Co. LLP (“Raich”). The General Partner of the Partnership has determined that the Parntership will continue to engage Raich as its independent registered public accounting firm.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	August 3, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 3, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer