Form 10-Q
period 2012-09-30
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2012-11-13
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $9,309,869 and $14,497,051, respectively	$5,810,320	$5,943,626
Cash and cash equivalents	1,711,091	1,489,623
Cash held in escrow	3,222,053	3,993,172
Deferred costs, net of accumulated amortization of $325,940 and $367,019, respectively	168,113	224,695
Other assets	503,380	457,933

Total operating assets	11,414,957	12,109,049

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $1,541,394, respectively	-	1,285,678
Net assets held for sale	324,718	411,857
Total assets from discontinued operations	324,718	1,697,535

Total assets	$11,739,675	$13,806,584

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable	$15,559,229	$19,963,691
Accounts payable	215,080	327,110
Accrued interest payable	1,793,275	4,602,247
Security deposit payable	161,288	205,617
Due to local general partners and affiliates	657,844	1,118,738
Due to general partners and affiliates	4,346,001	4,246,100

Total operating liabilities	22,732,717	30,463,503

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	562,445
Net liabilities held for sale	42,818	298,669
Total liabilities from discontinued operations	42,818	861,114

Total liabilities	22,775,535	31,324,617

Commitments and contingencies (Note 6)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(12,180,048)	(19,124,560)
General partners	1,602,233	1,519,586

Independence Tax Credit Plus L.P. III total	(10,577,815)	(17,604,974)

Noncontrolling interests	(458,045)	86,941

Total partners’ capital (deficit)	(11,035,860)	(17,518,033)

Total liabilities and partners’ capital (deficit)	$11,739,675	$13,806,584

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Revenues
Rental income	$765,221	$719,902	$1,488,637	$1,419,118
Other income	99,753	54,019	120,528	81,209

Total revenues	864,974	773,921	1,609,165	1,500,327

Expenses
General and administrative	339,285	283,264	648,356	557,222
General and administrative-related parties (Note 2)	135,129	136,299	219,427	275,013
Repairs and maintenance	125,991	134,784	220,189	250,425
Operating	96,946	99,565	228,311	219,692
Taxes	23,649	23,656	47,299	47,316
Insurance	44,126	38,526	83,331	76,632
Financial, principally interest	95,579	93,941	187,641	184,258
Depreciation and amortization	76,762	77,004	153,523	154,008

Total expenses from operations	937,467	887,039	1,788,077	1,764,566

Loss from operations	(72,493)	(113,118)	(178,912)	(264,239)
Income from discontinued operations	1,080,008	472,167	7,917,467	300,338

Net income	1,007,515	359,049	7,738,555	36,099

Net income attributable to noncontrolling interests from operations	(414)	(11)	(642)	(190)
Net income attributable to noncontrolling interests from discontinued operations	(606,799)	(569,011)	(723,254)	(492,448)

Net income attributable to noncontrolling interests	(607,213)	(569,022)	(723,896)	(492,638)

Net income (loss) attributable to Independence Tax Credit Plus L.P. III	$400,302	$(209,973)	$7,014,659	$(456,539)

Loss from operations – limited partners	(72,178)	(111,998)	(177,759)	(261,784)
Income (loss) from discontinued operations – limited partners	468,477	(95,875)	7,122,271	(190,189)
Net income (loss) – limited partners	$396,299	$(207,873)	$6,944,512	$(451,973)

Number of BACs outstanding	43,440	43,440	43,440	43,440

Loss from operations per BAC	$(1.66)	$(2.58)	$(4.09)	$(6.02)
Income (loss) from discontinued operations per BAC	10.78	(2.20)	163.95	(4.38)

Net income (loss) per BAC	$9.12	$(4.78)	$159.86	$(10.40)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital– April 1, 2012	$(17,518,033)	$(19,124,560)	$1,519,586	$86,941

Net income – six months ended September 30, 2012	7,738,555	6,944,512	70,147	723,896

Contributions – write-off of related party debt	283,930	-	12,500	271,430

Distributions	(1,540,312)	-	-	(1,540,312)

Partners’ (deficit) capital – September 30, 2012	$(11,035,860)	$(12,180,048)	$1,602,233	$(458,045)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$7,738,555	$36,099
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of properties	(7,899,335)	(441,490)
Depreciation and amortization	163,973	308,255
Changes in assets and liabilities:
Increase (decrease) in accounts payable	139,730	(54,869)
Increase in accrued interest payable	211,334	370,802
Increase in security deposit payable	19,804	26,481
Decrease (increase) in cash held in escrow	320,361	(133,414)
Increase in other assets	(185,157)	(75,721)
Decrease in due to local general partners and affiliates	(442,709)	(28,732)
(Decrease) increase in due to general partner and affiliates	(165,684)	139,053

Total adjustments	(7,837,683)	110,365

Net cash (used in) provided by operating activities	(99,128)	146,464

Cash flows from investing activities:
Purchase of property and equipment	(6,932)	(4,991)
Proceeds from sale of properties	2,474,991	280,000
Costs related to sale of properties	(548,976)	(43,985)
Increase in cash held in escrow	(18,457)	(32,402)
Increase in due to local general partners and affiliates	-	9,418

Net cash (used in) provided by investing activities	1,900,626	208,040

Cash flows from financing activities:
Repayments of mortgage notes	(111,821)	(181,905)
Distributions to noncontrolling interests	(1,540,312)	(190,650)

Net cash used in financing activities	(1,652,133)	(372,555)

Net increase (decrease) in cash and cash equivalents	149,365	(18,051)
Cash and cash equivalents at beginning of period	1,590,135	1,854,271
Cash and cash equivalents at end of period *	$1,739,500	$1,836,220

Summarized below are the components of the gain on sale of properties:

Proceeds from sale of properties – net	$(1,926,015)	$(236,015)
Property and equipment, net of accumulated depreciation	1,279,242	1,974,108
Deferred costs	39,283	72,728
Prepaid expenses and other assets	150,257	141,789
Cash held in escrow	473,704	150,277
Accounts payable and other liabilities	(221,956)	73,818
Accrued interest payable	(3,023,588)	-
Security deposit payable	(77,750)	(51,366)
Mortgage note payable	(4,855,086)	(2,556,237)
Due to local general partners and affiliates	(21,354)	(10,592)
Capital contribution – General Partners	12,500	-
Capitalization of consolidated subsidiaries attributable to minority interest	271,428	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $28,409 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

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

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), net income attributable to noncontrolling interests amounted to approximately $(607,000) and $(569,000) and $(724,000) and $(493,000) for the three and six months ended September 30, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2012 and the results of operations for the three and six months ended September 30, 2012 and 2011 and its cash flows for the six months ended September 30, 2012 and 2011. However, the operating results and cash flows for the six months ended September 30, 2012 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In June 2012, the FASB issued under Accounting Standards update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The objective of these amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments are effective for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a 0.01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Partnership management fees (a)	$32,700	$62,500	$51,025	$127,325
Expense reimbursement (b)	73,224	49,171	111,225	98,343
Local administrative fee (c)	8,747	4,876	17,497	9,750
Total general and administrative - General Partner	114,671	116,547	179,747	235,418
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	20,458	19,752	39,680	39,595
Total general and administrative-related parties	$135,129	$136,299	$219,427	$275,013

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Local administrative fee (c)	$375	$7,562	$2,000	$15,125
Total general and administrative-General Partner	375	7,562	2,000	15,125
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	26,055	42,914	54,769	85,564
Total general and administrative-related parties	$26,430	$50,476	$56,769	$100,689

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $3,008,000 and $2,957,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such the General Partner cannot demand payment of the deferred fees except as noted above. During the year ended March 31, 2012, the General Partner deemed the unpaid partnership management fees that were related to the properties sold and the transfer of the deed-in-lieu of foreclosure of one property during the year ended March 31, 2012 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $922,000 and $849,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fee owed to Independence SLP III L.P. amounting to $329,000 and $360,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

As of September 30, 2012 and March 31, 2012, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership. Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds. The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of September 30, 2012 and March 31, 2012, the Partnership owed the affiliates of the General Partner approximately $0 and $259,000 (non-interest bearing), respectively, for advances made to one Local Partnership. These advances represented amounts loaned in conjunction with the initial capital contributions to the Local Partnerships. Such amounts were written off during the quarter ended September 30, 2012 in conjunction with the sale of a Local Partnership (See Note 4).

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	September 30,	March 31,
	2012	2012

Operating advances	$156,878	$617,772
Development fee payable	52,249	52,249
Other capitalized costs	16,335	16,335
Construction costs payable	146,487	146,487
General Partner loan payable	198,008	198,008
Management and other operating fees	87,887	87,887

	$657,844	$1,118,738

Due to local general partners and affiliates from discontinued liabilities consists of the following:

	September 30,	March 31,
	2012	2012

Management and other operating advances	$4,000	$7,169

	$4,000	$7,169

C) Advances from Partnership to Local Partnerships

As of September 30, 2012 and March 31, 2012, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $5,000 and $8,000 primarily in conjunction with the Local Partnership’s contribution agreements. Such amounts are eliminated in consolidation. The following table summarizes these advances:

	September 30,	March 31,
	2012	2012

New Zion	$-	$2,655
Sumpter Commons	5,075	5,075

	$5,075	$7,730

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

September 30, 2012

(Unaudited)

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

	At September 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$15,559,229	$7,551,804	$20,526,136	$9,428,398

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. It is anticipated that this process will continue to take a number of years. During the three months ended September 30, 2012, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of September 30, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships, transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $488,508 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,961,000.  The sale resulted in a gain of approximately $1,069,000 which was recorded during the quarter ended September 30, 2012. In addition, the sale resulted in a non-cash contribution to the Local Partnership of approximately $262,000 as a result of the write-off of operating advances owed to an affiliate of the General Partner.

On June 11, 2012, the Partnership sold its limited partnership interest in Universal Court Associates (“Universal Court”) to an affiliate of the Local General Partner for a sale price of $1. The sale resulted in a gain of approximately $2,138,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $(29,000) was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $2,109,000. The sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $13,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $13,000 resulting from the forgiveness of debt owed by the Local Partnership to the Local General Partner.

On May 1, 2012, the Partnership sold its limited partnership interest in West Mill Creek Associates III, L.P. (“Jameson Court”) to an affiliate of the Local General Partner for a sale price of $24,990. The Partnership received $24,990 from the sale. The sale resulted in a gain of approximately $4,690,000, resulting from the write-off of the basis in the Local Partnership of approximately $4,665,000 at the date of the sale and the $24,990 received from the sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $4,697,000.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of September 30, 2012, New Zion, which was sold during the period, was classified as a discontinued operation on the consolidated balance sheets. As of March 31, 2012, New Zion, which was classified as asset held for sale, was classified as discontinued operations on the consolidated balance sheet.

Consolidated Balance Sheets:

	September 30,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $0 and $1,541,395, respectively	$-	$1,285,678
Cash and cash equivalents	28,409	100,512
Cash held in escrow	296,309	300,798
Other assets	-	10,547
Total assets	$324,718	$1,697,535

Liabilities

Mortgage notes payable	$-	$562,445
Accounts payable	38,818	9,016
Accrued interest payable	-	3,282
Security deposit payable	-	13,617
Due to local general partners and affiliates	4,000	7,169
Due to general partners and affiliates	-	265,585
Total liabilities	$42,818	$861,114

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2012, Jameson Court, Universal Court and New Zion, which were sold during the period and Keys, which was sold during the three months ended March 31, 2012, were classified as discontinued operations in the consolidated financial statements. For the three and six months ended September 30, 2011, Lafayette Avenue, Knickerbocker Apartments, Mansion Court, Aspen-Olive, Keys and Park Terrace, which were sold during the year ended March 31, 2012, and Jameson Court, Universal Court and New Zion, in order to present comparable results to the three and six months ended September 30, 2012, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Revenues

Rental income	$254,320	$897,714	$700,989	$1,696,113
Other	32,060	35,508	45,385	48,813
Gain on sale of properties (Note 4)	1,046,374	441,490	7,899,335	441,490

Total revenue	1,332,754	1,374,712	8,645,709	2,186,416

Expenses
General and administrative	71,340	220,850	224,492	476,587
General and administrative-related parties (Note 2)	26,430	50,476	56,769	100,689
Repairs and maintenance	73,168	107,422	130,679	253,333
Operating and other	20,610	94,415	70,062	206,183
Insurance	10,485	59,389	38,154	114,807
Taxes	6,687	41,941	25,459	81,544
Interest	42,809	250,929	172,177	498,687
Depreciation and amortization	1,217	77,123	10,450	154,248

Total expenses	252,746	902,545	728,242	1,886,078

Income from discontinued operations	1,080,008	472,167	7,917,467	300,338

Noncontrolling interest in income of subsidiaries from discontinued operations	(606,799)	(569,011)	(723,254)	(492,448)

Income (loss) from discontinued operations – Independence Tax Credit Plus LP III	$473,209	$(96,844)	$7,194,213	$(192,110)

Income (loss)— limited partners from discontinued operations	$468,477	$(95,875)	$7,122,271	$(190,189)

Number of BACs outstanding	43,440	43,440	43,440	43,440

Income (loss) from discontinued operations per BAC	$10.78	$(2.20)	$163.95	$(4.38)

* Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2012	2011*

Net cash (used in) provided by operating activities	$(1,713,323)	$467,462
Net cash provided by investing activities	$1,912,235	$1,951,240
Net cash used in financing activities	$(323,506)	$(2,604,837)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2012, the Partnership’s liabilities exceeded assets by $11,035,860 and for the six months ended September 30, 2012 the Partnership recognized net income of $7,738,555, including the gain on sale of properties of $7,899,335. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $3,008,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, at fiscal year-end such management fees are written off and recorded as capital contributions. During the year ended March 31, 2012, the Partnership wrote off approximately $757,000 of such management fees.

All of the mortgage payable balance of $15,559,229 and the accrued interest payable balance of $1,793,275 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of disposing all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,281,000 at September 30, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $96,000 for the six months ended September 30, 2012.

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

Savannah Park Housing L.P. (“Tobias”), one of the subsidiary partnerships, is leasing the land on which its apartment complex is located for a term of 50 years, which commenced in August 1996, with monthly rent payments of $1,771. As of September 30, 2012, the lease agreement was current. Estimated aggregate future minimum payments due under the term of the lease were $726,110 as of June 30 2012.

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

Property management fees incurred by Local Partnerships amounted to $75,437 and $105,751 and $157,099 and $211,818 for the three and six months ended September 30, 2012 and 2011, respectively. Of these fees, $46,513 and $62,666 and $94,449 and $125,159 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $26,055 and $42,914 and $54,769 and $85,564 of fees relating to discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 43% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $120,000 remains to be paid to the Local Partnerships (including approximately $115,000 being held in escrow). The Partnership is in the process of disposing of all of its investments. It is anticipated that the process will continue to take a number of years. During the six months ended September 30, 2012, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of September 30, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships, transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $78,000 and $114,000, respectively. Additionally, during the six months ended September 30, 2012 and 2011, the Partnership received approximately $513,000 and $236,000, respectively, of distributions from the sale of Local Partnerships. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the six months ended September 30, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $149,000. This increase was due to proceeds from sale of properties $(2,475,000), which exceeded cash used in operating activities $(99,000), payments of mortgage notes $(112,000), purchases of property and equipment $(7,000), costs related to sale of properties $(549,000), an increase in cash held in escrow relating to investing activities $(18,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests $(1,540,000). Included in the adjustment to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately $164,000 and gain on sale of properties of approximately $7,899,000.

Total expenses for the three and six months ended September 30, 2012 and 2011, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $629,997 and $579,795 and $1,227,486 and $1,151,287, respectively.

Accounts payable as of September 30, 2012 and March 31, 2012 were $215,080 and $327,110, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Account payable from discontinued operations totaled $38,818 and $9,016 as of September 30, 2012 and March 31, 2012, respectively. Accrued interest as of September 30, 2012 and March 31, 2012 was $1,793,275 and $4,602,247, respectively. Accrued interest payable from discontinued operations totaled $0 and $3,282 as of September 30, 2012 and March 31, 2012, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,281,000 at September 30, 2012.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,008,000 and $2,957,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. During the year ended March 31, 2012, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2012, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

	At September 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$15,559,229	$7,551,804	$20,526,136	$9,428,398

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

Through September 30, 2012, the Partnership has recorded approximately $30,481,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no Local Partnerships whose assets are classified as property and equipment held for sale as of September 30, 2012.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2012 and 2011 consisted of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 6% and 5% for the three and six months ended September 30, 2012, respectively, as compared to the corresponding period in 2011, primarily due to an increase in occupancies as well as an increase in rental rates at two Local Partnerships.

Other income increased approximately $46,000 and $39,000 for the three and six months ended September 30, 2012, respectively, as compared to the corresponding period in 2011, primarily due to a realized gain on investment partially offset by a decrease in interest income at one Local Partnership.

Total expenses excluding general and administrative, general and administrative –related parties and repairs and maintenance, remained consistent with an increase of approximately 1% and 3% for the three and six months ended September 30, 2012, respectively, as compared to the corresponding period in 2011.

General and administrative expense increased approximately $56,000 and $91,000 for the three and six months ended September 30, 2012, respectively, as compared to the corresponding period in 2011, primarily due to an increase in bad debt and payroll expenses at one Local Partnership, an increase in payroll expenses at a second Local Partnership and an increase in legal expenses at the Partnership level primarily due to sales activity.

General and administrative-related parties expenses decreased approximately $56,000 for the six months ended September 30, 2012, as compared to the corresponding period in 2011, primarily due to a decrease in partnership management fees resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense decreased approximately $30,000 for the six months ended September 30, 2012 as compared to the corresponding period in 2011 primarily due to a decrease in snow removal and carpet replacement costs at one Local Partnership and a decrease in trash disposal expenses and repair service expenses at a second Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	November 13, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 13, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 19 -