Form 10-Q
period 2012-12-31
INDEPENDENCE TAX CREDIT PLUS LP III
filed 2013-02-13
CIK 924124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $2,720,056 and $14,497,051, respectively	$-	$5,943,626
Cash and cash equivalents	1,571,212	1,489,623
Cash held in escrow	2,222,630	3,993,172
Deferred costs, net of accumulated amortization of $27,065 and $367,019, respectively	34,542	224,695
Other assets	364,996	457,933

Total operating assets	4,193,380	12,109,049

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $1,541,394, respectively	-	1,285,678
Net assets held for sale	-	411,857
Total assets from discontinued operations	-	1,697,535

Total assets	$4,193,380	$13,806,584

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable	$4,275,000	$19,963,691
Accounts payable	53,043	327,110
Accrued interest payable	578,404	4,602,247
Security deposit payable	2,974	205,617
Due to local general partners and affiliates	162,375	1,118,738
Due to general partners and affiliates	4,130,706	4,246,100

Total operating liabilities	9,202,502	30,463,503

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	562,445
Net liabilities held for sale	-	298,669
Total liabilities from discontinued operations	-	861,114

Total liabilities	9,202,502	31,324,617

Commitments and contingencies (Note 6)

Partners’ capital (deficit)
Limited partners (43,440 BACs issued and outstanding)	(6,697,152)	(19,124,560)
General partners	1,688,931	1,519,586

Independence Tax Credit Plus L.P. III total	(5,008,221)	(17,604,974)

Noncontrolling interests	(901)	86,941

Total partners’ capital (deficit)	(5,009,122)	(17,518,033)

Total liabilities and partners’ capital (deficit)	$4,193,380	$13,806,584

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011*

Revenues
Rental income	$130,971	$127,011	$391,276	$379,575
Other income	9,597	3,661	113,757	64,411

Total revenues	140,568	130,672	505,033	443,986

Expenses
General and administrative	84,616	143,604	311,955	320,789
General and administrative-related parties (Note 2)	76,060	102,776	240,310	330,444
Repairs and maintenance	6,193	68,695	56,094	120,000
Operating	18,948	38,204	106,485	110,398
Insurance	3,324	7,091	21,271	21,271
Financial, principally interest	10,687	10,687	32,062	32,062
Depreciation and amortization	1,081	1,079	3,241	3,238

Total expenses from operations	200,909	372,136	771,418	938,202

Loss from operations	(60,341)	(241,464)	(266,385)	(494,216)
Income from discontinued operations	6,101,959	3,469,797	14,046,558	3,758,649

Net income	6,041,618	3,228,333	13,780,173	3,264,433

Net loss attributable to noncontrolling interests from operations	170,456	14	170,446	5
Net income attributable to noncontrolling interests from discontinued operations	(673,796)	(323,820)	(1,397,681)	(816,449)

Net income attributable to noncontrolling interests	(503,340)	(323,806)	(1,227,235)	(816,444)

Net income attributable to Independence Tax Credit Plus L.P. III	$5,538,278	$2,904,527	$12,552,938	$2,447,989

Income (loss) from operations – limited partners	109,014	(239,036)	(94,980)	(489,269)
Income from discontinued operations – limited partners	5,373,881	3,114,518	12,522,388	2,912,778
Net income – limited partners	$5,482,895	$2,875,482	$12,427,408	$2,423,509

Number of BACs outstanding	43,440	43,440	43,440	43,440

Income (loss) from operations per BAC	$2.51	$(5.50)	$(2.19)	$(11.26)
Income from discontinued operations per BAC	123.71	71.69	288.27	67.05

Net income per BAC	$126.22	$66.19	$286.08	$55.79

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital– April 1, 2012	$(17,518,033)	$(19,124,560)	$1,519,586	$86,941

Net income – nine months ended December 31, 2012	13,780,173	12,427,408	125,530	1,227,235

Contributions – write-off of related party debt	315,245	-	43,815	271,430

Distributions	(1,586,507)	-	-	(1,586,507)

Partners’ (deficit) capital – December 31, 2012	$(5,009,122)	$(6,697,152)	$1,688,931	$(901)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$13,780,173	$3,264,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of properties	(13,974,545)	(4,143,829)
Depreciation and amortization	240,170	450,546
Changes in assets and liabilities:
Increase (decrease) in accounts payable	73,974	(45,303)
(Decrease) increase in accrued interest payable	(235,309)	554,277
Increase in security deposit payable	5,458	28,815
Decrease (increase) in cash held in escrow	583,636	(269,522)
Increase in other assets	(158,935)	(81,384)
(Decrease) increase in due to local general partners and affiliates	(25,140)	122,640
(Decrease) increase in due to general partner and affiliates	(380,980)	185,283

Total adjustments	(13,871,671)	(3,198,477)

Net cash (used in) provided by operating activities	(91,498)	65,956

Cash flows from investing activities:
Purchase of property and equipment	(10,096)	(4,991)
Proceeds from sale of properties	2,735,449	280,000
Costs related to sale of properties	(497,677)	(43,985)
Decrease (increase) in cash held in escrow	12,907	(24,128)
Increase in due to local general partners and affiliates	(215,071)	(192,628)

Net cash provided by investing activities	2,025,512	14,268

Cash flows from financing activities:
Repayments of mortgage notes	(168,422)	(252,551)
Repayment of advances to local general partners and affiliates	(198,008)	-
Distributions to noncontrolling interests	(1,586,507)	(190,650)

Net cash used in financing activities	(1,952,937)	(443,201)

Net decrease in cash and cash equivalents	(18,923)	(362,977)
Cash and cash equivalents at beginning of period	1,590,135	1,854,271
Cash and cash equivalents at end of period *	$1,571,212	$1,491,294

Summarized below are the components of the gain on sale of properties:

Proceeds from sale of properties – net	$(2,237,772)	$(236,015)
Property and equipment, net of accumulated depreciation	7,044,731	2,201,897
Deferred costs	170,995	80,631
Prepaid expenses and other assets	241,776	154,897
Cash held in escrow	1,474,797	301,407
Accounts payable and other liabilities	(331,439)	24,193
Accrued interest payable	(3,791,816)	(1,175,689)
Security deposit payable	(221,718)	(60,871)
Mortgage note payable	(16,082,714)	(5,057,247)
Due to local general partners and affiliates	(525,313)	(352,042)
Due to General Partners and affiliates	-	(70,000)
Capital contribution – General Partner	12,500	45,010
Capitalization of consolidated subsidiaries attributable to minority interest	271,428	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $79,359, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. III (the “Partnership”) and eleven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning apartment complexes that are eligible for the federal low-income housing tax credit (“Tax Credit”). As of December 31, 2012, the Partnership has ownership interests in one remaining Local Partnership. The general partner of the Partnership is Related Independence Associates III L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the general partner of the General Partner. For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships (“Local Partnerships”).

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31 . All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31 . The Partnership’s fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), net income attributable to noncontrolling interests amounted to approximately $(503,000) and $(324,000) and $(1,227,000) and $(816,000) for the three and nine months ended December 31, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2012 and the results of operations for the three and nine months ended December 31, 2012 and 2011 and its cash flows for the nine months ended December 31, 2012 and 2011. However, the operating results and cash flows for the nine months ended December 31, 2012 may not be indicative of the results for the year.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a 0.01% interest, as a special limited partner, in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011

Partnership management fees (a)	$37,730	$42,010	$88,755	$169,335
Expense reimbursement (b)	37,330	59,766	148,555	158,109
Local administrative fee (c)	1,000	1,000	3,000	3,000
Total general and administrative - General Partner	76,060	102,776	240,310	330,444
Total general and administrative-related parties	$76,060	$102,776	$240,310	$330,444

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011*

Local administrative fee (c)	$8,748	$11,438	$26,245	$34,314
Total general and administrative-General Partner	8,748	11,438	26,245	34,314
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	31,023	60,917	125,472	186,076
Total general and administrative-related parties	$39,771	$72,355	$151,717	$220,390

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $3,046,000 and $2,957,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such the General Partner cannot demand payment of the deferred fees except as noted above. During the year ended March 31, 2012, the General Partner deemed the unpaid partnership management fees that were related to the properties sold and the transfer of the deed-in-lieu of foreclosure of one property during the year ended March 31, 2012 uncollectible and as a result, the Partnership wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partners and its affiliates amounting to approximately $960,000 and $849,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP III L.P., a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fee owed to Independence SLP III L.P. amounting to $39,000 and $360,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

As of December 31, 2012 and March 31, 2012, the Partnership owed Related Capital, an affiliate of the General Partner, approximately $86,000 for expenditures paid on its behalf and voluntary operating advances made by the General Partner and its affiliates to fund operations of the Partnership. Payment of these operating advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds. The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

As of December 31, 2012 and March 31, 2012, the Partnership owed the affiliates of the General Partner approximately $0 and $259,000 (non-interest bearing), respectively, for advances made to one Local Partnership. These advances represented amounts loaned in conjunction with the initial capital contributions to the Local Partnerships. Such amounts were written off during the quarter ended September 30, 2012 in conjunction with the sale of a Local Partnership (See Note 4).

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates from operating liabilities consists of the following:

	December 31,	March 31,
	2012	2012

Operating advances	$162,375	$617,772
Development fee payable	-	52,249
Other capitalized costs	-	16,335
Construction costs payable	-	146,487
General Partner loan payable	-	198,008
Management and other operating fees	-	87,887

	$162,375	$1,118,738

Due to local general partners and affiliates from discontinued liabilities consists of the following:

	December 31,	March 31,
	2012	2012

Management and other operating advances	$-	$7,169

	$-	$7,169

C) Advances from Partnership to Local Partnerships

As of December 31, 2012 and March 31, 2012, the Partnership has advanced certain Local Partnership operating loans (non-interest bearing) amounting to approximately $0 and $8,000 primarily in conjunction with the Local Partnership’s contribution agreements. Such amounts were written off during the quarter ended December 31, 2012 due to the sales of New Zion and Sumpter Commons (see Note 4). The following table summarizes these advances:

	December 31,	March 31,
	2012	2012

New Zion	$-	$2,655
Sumpter Commons	-	5,075

	$-	$7,730

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

December 31, 2012

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

	At December 31, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$4,275,000	$989,401	$20,526,136	$9,428,398

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. Centerline has not been active in the Tender Option Bond market, through which these bonds have been securitized in the past. To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business. The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments and has ownership interests in one remaining Local Partnership as of December 31, 2012. It is anticipated that this process will take less than one year to complete. During the nine months ended December 31, 2012, the Partnership sold its limited partnership interests in eight Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of December 31, 2012, the Partnership has sold its limited partnership interests in seventeen Local Partnerships, transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investment.

On December 31, 2012, the Partnership sold its limited partnership interest in Sumpter Commons Associates, L.P. (“Sumpter Commons”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $1,016,000, resulting from the write-off of the negative basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2012. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $16,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner and a non-cash contribution to the Local Partnership of approximately $5,000 as a result of the write-off of operating advances owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2012, the Partnership sold its limited partnership interest in Overtown Development Group, Ltd (“Arena Gardens”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $204,000, resulting from the write-off of the negative basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2012. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $16,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2012, the Partnership sold its limited partnership interest in Primm Place Partners, L.P. (“Primm Place”) to an unaffiliated third party purchaser for a sales price of $138,733. The Partnership received $138,743 from the sale. The sale resulted in a gain of approximately $425,000, resulting from the write-off of the negative basis in the Local Partnership of approximately $286,000 at the date of the sale and the $138,743 received from the sale, which was recorded during the quarter ended December 31, 2012.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

On December 31, 2012, the Partnership sold its limited partnership interest in Edward Hotel Limited Partnership (“Edward Hotel”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $2,429,000, resulting from the write-off of the negative basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended December 31, 2012. In addition, the sale resulted in a non-cash distribution from the Local Partnership of approximately $5,000 as a result of the write-off of subscription payable owed to the Local Partnership.

On December 10, 2012, the Partnership sold its limited partnership interest in Lewis Street L.P. (“Lewis Street”) to an affiliate of the Local General Partner for a sales price of $3,725. The Partnership received $548 after the repayment of closing costs of approximately $3,200. The sale resulted in a gain of approximately $1,720,000, resulting from the write-off of the negative basis in the Local Partnership of approximately $1,720,000 at the date of the sale and the $548 received from the sale, which was recorded during the quarter ended December 31, 2012.

On December 6, 2012, the Partnership sold its limited partnership interest in Savannah Park Housing Limited Partnership (“Tobias Henson”) to an affiliate of the Local General Partner for a sales price of $117,990. The sale resulted in a gain of approximately $507,000, resulting from the write-off of the negative basis in the Local Partnership of approximately $389,000 at the date of the sale and the $117,990 received from the sale, which was recorded during the quarter ended December 31, 2012.

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $522,513 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,927,000.  The sale resulted in a gain of approximately $1,069,000 which was recorded during the quarter ended September 30, 2012. An adjustment to the gain of approximately $(227,000) was recorded during the quarter ended December 31, 2012, resulting in an overall gain of approximately $842,000. In addition, the sale resulted in a non-cash contribution to the Local Partnership of approximately $262,000 as a result of the write-off of operating advances owed to an affiliate of the General Partner.

On June 11, 2012, the Partnership sold its limited partnership interest in Universal Court Associates (“Universal Court”) to an affiliate of the Local General Partner for a sales price of $1. The sales resulted in a gain of approximately $2,138,000, resulting from the write-off of the basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $(29,000) was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $2,109,000. The sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $13,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $13,000 resulting from the forgiveness of debt owed by the Local Partnership to the Local General Partner.

On May 1, 2012, the Partnership sold its limited partnership interest in West Mill Creek Associates III, L.P. (“Jameson Court”) to an affiliate of the Local General Partner for a sales price of $24,990. The Partnership received $24,990 from the sale. The sale resulted in a gain of approximately $4,690,000, resulting from the write-off of the negative basis in the Local Partnership of approximately $4,665,000 at the date of the sale and the $24,990 received from the sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $4,697,000.

On February 3, 2012, the Partnership sold its limited partnership interest in Brannon Group, L.C. (“Keys”) to an unaffiliated third party purchaser for a sales price of $4,000. The Partnership received $4,000 from the sale. The sale resulted in a gain of approximately $6,882,000, resulting from the write-off of the negative basis in the Local Partnership of approximately $6,878,000 at the date of the sale and the $4,000 received from the sale, which was recorded during the quarter ended March 31, 2012. An adjustment to the gain of approximately $26,000 was recorded during the quarter ended June 30, 2012, resulting in an overall gain of approximately $6,908,000. In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $288,000 as a result of the write-off of fees and loans owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2011, the Partnership sold its limited partnership interests in Mansion Court Phase II Venture (“Mansion Court”) and Aspen-Olive Associates (“Aspen-Olive”), to an affiliate of the Local General Partner for a sales price of $10. The Partnership did not receive any cash after the repayment of other liabilities. The sale resulted in a gain of approximately $3,700,000, resulting from the write-off of the negative basis in the Local Partnerships of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2011. An adjustment to the gain of approximately $29,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain $3,729,000. In addition, the sale resulted in a non-cash contribution to the Local Partnerships from the General Partner of approximately $50,000 as a result of the write-off of fees owed by the Local Partnerships to an affiliate of the General Partner.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

On August 23, 2011, the Partnership sold its limited partnership interest in BK-9-A Partners, L.P. (“Lafayette Avenue”) to an affiliate of the Local General Partner for a sales price of $30,000. The Partnership did not receive any cash after the repayment of other liabilities. The sale resulted in a gain of approximately $874,000, resulting from the write-off of the negative basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2011. Adjustments to the gain of approximately $8,000 and $23,000 were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $905,000.

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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of December 31, 2012, there were no properties classified as discontinued operations on the consolidated balance sheet. As of March 31, 2012, New Zion, which was classified as asset held for sale, was classified as discontinued operations on the consolidated balance sheet.

Consolidated Balance Sheets:

	December 31,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $0 and $1,541,395, respectively	$-	$1,285,678
Cash and cash equivalents	-	100,512
Cash held in escrow	-	300,798
Other assets	-	10,547
Total assets	$-	$1,697,535

Liabilities

Mortgage notes payable	$-	$562,445
Accounts payable	-	9,016
Accrued interest payable	-	3,282
Security deposit payable	-	13,617
Due to local general partners and affiliates	-	7,169
Due to general partners and affiliates	-	265,585
Total liabilities	$-	$861,114

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2012, Sumpter Commons, Arena Gardens, Primm Place, Edward Hotel, Lewis Street, Tobias Henson, Jameson Court, Universal Court and New Zion, which were sold during the period, and Keys, which was sold during the three months ended March 31, 2012, were classified as discontinued operations in the consolidated financial statements. For the three and nine months ended December 31, 2011, Lafayette Avenue, Knickerbocker Apartments, Mansion Court, Aspen-Olive, Keys and Park Terrace, which were sold during the year ended March 31, 2012, and Sumpter Commons, Arena Gardens, Primm Place, Edward Hotel, Lewis Street, Tobias Henson, Jameson Court, Universal Court and New Zion, in order to present comparable results to the three and nine months ended December 31, 2012, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011

Revenues

Rental income	$773,041	$1,295,263	$2,702,362	$4,157,930
Other	(12,190)	22,418	49,563	91,690
Gain on sale of properties (Note 4)	6,075,210	3,702,339	13,974,545	4,143,829

Total revenue	6,836,061	5,020,020	16,726,470	8,393,449

Expenses
General and administrative	232,252	455,110	877,762	1,311,733
General and administrative-related parties (Note 2)	39,771	72,355	151,717	220,390
Repairs and maintenance	143,228	262,221	444,195	714,674
Operating and other	86,531	148,186	297,367	501,867
Insurance	38,983	92,446	142,521	269,705
Taxes	24,947	63,175	97,705	192,035
Interest	93,273	315,520	431,716	977,090
Depreciation and amortization	75,116	141,211	236,929	447,307

Total expenses	734,101	1,550,224	2,679,912	4,634,801

Income from discontinued operations	6,101,960	3,469,796	14,046,558	3,758,648

Noncontrolling interest in income of subsidiaries from discontinued operations	(673,796)	(323,820)	(1,397,681)	(816,449)

Income from discontinued operations – Independence Tax Credit Plus LP III	$5,428,164	$3,145,976	$12,648,877	$2,942,199

Income — limited partners from discontinued operations	$5,373,882	$3,114,518	$12,522,388	$2,912,778

Number of BACs outstanding	43,440	43,440	43,440	43,440

Income from discontinued operations per BAC	$123.71	$71.69	$288.27	$67.05

* Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2012	2011*

Net cash (used in) provided by operating activities	$(2,471,321)	$2,789,629
Net cash provided by investing activities	$2,213,370	$2,077,661
Net cash used in financing activities	$(416,534)	$(5,229,167)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2012, the Partnership’s liabilities exceeded assets by $5,009,122 and for the nine months ended December 31, 2012 the Partnership recognized net income of $13,780,173 including the gain on sale of properties of $13,974,545. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $3,046,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties which it anticipates it cannot pay upon liquidation, at fiscal year-end such management fees are written off and recorded as capital contributions. During the year ended March 31, 2012, the Partnership wrote off approximately $757,000 of such management fees.

All of the mortgage payable balance of $4,275,000 and the accrued interest payable balance of $578,404 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of disposing of its one remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owned the limited partner interest in all its investments, and as such has had no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in its one remaining Local Partnership and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of its remaining investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,563,000 at December 31, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $121,000 for the nine months ended December 31, 2012.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concerns and Uncertainties

Brannon Group, L.C. (“Keys”)

On February 3, 2012, the Partnership sold its limited partnership interest in Keys. The financial statements for the year ended December 31, 2011 for Keys were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of Keys as a going concern. Keys had obligations that matured on January 1, 2012 in the amount of $1,199,501. However, on January 17, 2012, Keys closed on the refinancing of its mortgages.

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

Property management fees incurred by Local Partnerships amounted to $60,259 and $102,868 and $217,358 and $314,686 for the three and nine months ended December 31, 2012 and 2011, respectively. Of these fees, $31,023 and $60,917 and $125,472 and $186,076 were incurred to affiliates of the subsidiary partnerships’ general partners, which includes $31,023 and $60,917 and $125,472 and $186,076 of fees relating to discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. III

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

f)	Other

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

g)	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in twenty Local Partnerships of which approximately $86,000 remains to be paid to the Local Partnerships (including approximately $86,000 being held in escrow). The Partnership is in the process of disposing of its one remaining investment and has ownership interests in one remaining Local Partnership as of December 31, 2012. It is anticipated that the process will take less than one year to complete. During the nine months ended December 31, 2012, the Partnership sold its limited partnership interests in eight Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of December 31, 2012, the Partnership has sold its limited partnership interests in seventeen Local Partnerships, transferred the deed to the property and related assets and liabilities in lieu of foreclosure of one Local Partnership and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $78,000 and $114,000, respectively. Additionally, during the nine months ended December 31, 2012 and 2011, the Partnership received approximately $808,000 and $236,000, respectively, of distributions from the sale of Local Partnerships. The Partnership will not be able to make distributions sufficient to return to BACs holders their original capital contributions.

During the nine months ended December 31, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $19,000. This decrease was due to cash used in operating activities $(91,000), payments of mortgage notes $(168,000), repayment of advances to local general partners and affiliates $(198,000), purchases of property and equipment $(10,000), costs related to sale of properties $(498,000), a decrease in due to local general partners and affiliates relating to investing activities $(215,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests $(1,586,000), which exceeded proceeds from sale of properties $(2,735,000) and a decrease in cash held in escrow relating to investing activities $(13,000). Included in the adjustment to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately $240,000 and gain on sale of properties of approximately $13,975,000.

Total expenses for the three and nine months ended December 31, 2012 and 2011, respectively, excluding depreciation and amortization, interest, general and administrative – related parties, totaled $113,081 and $257,594 and $495,805 and $572,458, respectively.

Accounts payable as of December 31, 2012 and March 31, 2012 were $53,043 and $327,110, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Account payable from discontinued operations totaled $0 and $9,016 as of December 31, 2012 and March 31, 2012, respectively. Accrued interest as of December 31, 2012 and March 31, 2012 was $578,404 and $4,602,247, respectively. Accrued interest payable from discontinued operations totaled $0 and $3,282 as of December 31, 2012 and March 31, 2012, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancings or sales proceeds of such Local Partnerships. In addition, such Local Partnership’s mortgage note is collateralized by the land and buildings of the respective Local Partnership, and is without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $1,563,000 at December 31, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At December 31, 2012, the Partnership’s liabilities exceeded assets by $5,009,122 and the nine months ended December 31, 2012 the Partnership recognized net income of $13,780,173, including gain on sale of properties of $13,974,545. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of such Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-term

Partnership management fees owed to the General Partner amounting to approximately $3,046,000 and $2,957,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. During the year ended March 31, 2012, the General Partner deemed the unpaid partnership management fees that were related to the property sold during the year ended March 31, 2012, uncollectible and as a result, the Partnership wrote them off in the amount of approximately $757,000, resulting in a non-cash General Partner contribution of the same amount. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables included in due to general partners and affiliates are expected to be paid, if at all, from working capital reserves. See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates. The General Partner does not anticipate advancing going forward any operating funds to the remaining Local Partnership in which the Partnership has invested. Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership. The Partnership’s ability to continue its operations would not be affected.

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a in Item 1.

Since the maximum loss the Partnership would be liable for is its net investment in its last remaining subsidiary partnership, the resolution of any existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period. Through March 31, 2012, only Mansion Court Phase II Venture (“Mansion Court”) was required to recapture $489,362 of low-income housing Tax Credits.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The Partnership has invested the proceeds of its Offering in twenty Local Partnerships, all of which, other than Mansion Court, had their Tax Credits fully in place prior to their sale. As of December 31, 2009, the Credit Period for its last remaining investment has expired and the Partnership has met its objective of generating Tax Credits for qualified BACs holders. The Compliance Period will continue through December 31, 2014.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Market Valuations

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

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

Through December 31, 2012, the Partnership has recorded approximately $30,481,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no Local Partnerships whose assets are classified as property and equipment held for sale as of December 31, 2012.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2012 and 2011 consisted of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations which is not reflected below (see Note 5 to the financial statements in Item 1).

Rental income increased by approximately 3% for the three and nine months ended December 31, 2012, respectively, as compared to the corresponding periods in 2011, primarily due to an increase in subsidy income at the remaining Local Partnership.

Other income increased approximately $49,000 for the nine months ended December 31, 2012, as compared to the corresponding period in 2011, primarily due to a realized gain on investment partially offset by a decrease in interest income at the remaining Local Partnership.

Total expenses excluding general and administrative, general and administrative –related parties, repairs and maintenance and operating, remained consistent for the three and nine months ended December 31, 2012, as compared to the corresponding periods in 2011.

General and administrative expense decreased approximately $59,000 for the three months ended December 31, 2012 as compared to the corresponding period in 2011, primarily due to a decrease in legal expenses relating to sales activity and computer consulting expenses at the Partnership level.

General and administrative-related parties expenses decreased approximately $27,000 and $90,000 for the three and nine months ended December 31, 2012 as compared to the corresponding periods in 2011, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense decreased approximately $63,000 and $64,000 for the three and nine months ended December 31, 2012 as compared to the corresponding periods in 2011 primarily due to a decrease in general repair, building repair and security contract expenses at the remaining Local Partnership.

Operating expense decreased approximately $19,000 for the three months ended December 31, 2012 as compared to the corresponding period in 2011, primarily due to the timing difference of invoices paid at one Local Partnership. Operating expenses remained fairly consistent for the nine months ended December 31, 2012 as compared to the corresponding period in 2011 with a decrease of approximately 4%.

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

(b)   Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. III

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES III L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES III INC.,
General Partner

Date:	February 13, 2013			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 13, 2013			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 19 -